Form 10-Q
period 1995-02-28
HUTTON GSH COMMERCIAL PROPERTIES 4
filed 1995-04-13
CIK 759852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           February 28, 1995


OR


   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-14342


                       HUTTON/GSH COMMERCIAL PROPERTIES 4
             (Exact name of registrant as specified in its charter)




         Virginia                                                11-2711361
   ---------------------                                      ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3 World Financial Center, 29th Floor, New York, NY                 10285
- - --------------------------------------------------               ----------
(Address of principal executive offices)                         (Zip Code)

                                 (212) 526-3237
                          ---------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No



                          Consolidated Balance Sheets


                                              February 28,         November 30,
Assets                                               1995                 1994

Real estate investments, at cost:
  Land                                        $ 2,000,000          $ 2,000,000
  Building and improvements                    17,814,048           17,678,184
                                               ----------           ----------
                                               19,814,048           19,678,184
  Less- accumulated depreciation               (6,677,645)          (6,447,519)

                                               13,136,403           13,230,665

Cash and cash equivalents                         877,343              711,460
Restricted cash                                   298,122              424,788
Rent receivable, net of allowance for doubtful
  accounts of $16,989 in 1994                      79,045               67,880
Prepaid expenses, net of accumulated amortization
  of $241,429 in 1995 and $259,614 in 1994        510,077              506,966
Deferred rent receivable                          390,788              373,893
Other assets, net of accumulated amortization of
   $23,066 in 1995 and $18,580 in 1994            205,007              209,493
                                               ----------           ----------
Total Assets                                  $15,496,785          $15,525,145
                                               ==========           ==========

Liabilities and Partners' Capital

Liabilities:
  Mortgage note payable                        $ 2,860,869         $ 2,899,294
  Accrued interest payable                              --              18,725
  Accounts payable and accrued expenses            474,405             421,279
  Due to affiliates                              3,635,297           3,600,702
                                                ----------          ----------
Total Liabilities                                6,970,571           6,940,000


Partners' Capital (Deficit):
  General Partners                                (140,716)           (140,127)
  Limited Partners                               8,666,930           8,725,272
                                                ----------          ----------
Total Partners' Capital                          8,526,214           8,585,145
                                                ----------          ----------
Total Liabilities and Partners' Capital        $15,496,785         $15,525,145
                                                ==========          ==========

See accompanying notes to the consolidated financial statements.


Consolidated Statements of Operations
For the three months ended February 28, 1995 and 1994


Income                                                   1995             1994
- - -----------------                                  ----------       ----------
Rent                                              $   624,909      $   908,276
Interest                                               11,112            3,252
                                                   ----------       ----------
Total Income                                          636,021          911,528

Expenses
- - -----------------
Property operating                                    280,593          469,545
Depreciation and amortization                         263,946          392,446
Interest                                              107,639          299,532
General and administrative                             42,774           48,352
Bad debt expense                                           --            7,941
                                                    ---------        ---------
Total Expenses                                        694,952        1,217,816

Loss before minority interest                         (58,931)        (306,288)
Minority interest                                          --           (6,701)
                                                    ---------        ---------
Net Loss                                           $  (58,931)      $ (312,989)

Net Loss Allocated:

To the General Partners                            $     (589)      $   (3,130)
To the Limited Partners                               (58,342)        (309,859)
                                                    ---------        ---------
                                                   $  (58,931)      $ (312,989)
                                                    =========        =========
Per limited partnership unit
  (56,341 outstanding)                                 $(1.04)          $(5.50)
                                                    =========        =========


Consolidated Statement of Partners' Capital (Deficit)
For the three months ended February 28, 1995

                                             General       Limited
                                            Partners      Partners        Total
                                           ---------     ---------    ---------
Balance at November 30, 1994              $ (140,127)   $8,725,272   $8,585,145

Net loss                                        (589)      (58,342)     (58,931)
                                           ---------     ---------    ---------
Balance at February 28, 1995              $ (140,716)   $8,666,930   $8,526,214


See accompanying notes to the consolidated financial statements.


                     Consolidated Statements of Cash Flows
             For the three months ended February 28, 1995 and 1994

Cash Flows from Operating Activities:                    1995             1994
                                                   ----------       ----------
Net loss                                          $   (58,931)     $  (312,989)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                       263,946          392,446
  Minority interest                                        --            6,701
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash                                   126,666         (192,327)
    Rent receivable                                   (11,165)          18,068
    Prepaid expenses and other assets                 (32,445)          79,815
    Deferred rent receivable                          (16,895)         (60,445)
    Accrued interest payable                          (18,725)          85,480
    Accounts payable and accrued expenses              53,126           37,941
    Due to affiliates                                  34,595           55,148
                                                   ----------       ----------
Net cash provided by operating activities             340,172          109,838
                                                   ----------       ----------
Cash Flows from Investing Activities:

Additions to real estate                             (135,864)              --
                                                   ----------       ----------
Net cash used for investing activities               (135,864)              --
                                                   ----------       ----------
Cash Flows from Financing Activities:

Mortgage principal payments                           (38,425)         (17,784)
                                                   ----------       ----------
Net cash used for financing activities                (38,425)         (17,784)

Net increase in cash and cash equivalents             165,883           92,054
Cash and cash equivalents at beginning of period      711,460          121,347
                                                   ----------       ----------
Cash and cash equivalents at end of period        $   877,343      $   213,401
                                                   ==========       ==========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest          $    74,529      $   178,166
                                                   ==========       ==========

See accompanying notes to the consolidated financial statements.


                   Notes to Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1995 and the results of operations, changes in partners' capital (deficit), and cash flows for the three months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources

Since the full amount of units offered was not sold, insufficient funds were raised to meet the Partnership's commitments with respect to the acquisition and lease-up of the properties. In order to meet these commitments, the General Partners have postponed reimbursements of certain fees and expenses. Funds made available by deferring payment of the acquisition fee at Reflections at Deerwood Center ("Reflections") have been fully distributed to the Limited Partners as cash distributions. Cash flow from operations is currently being utilized to make payments on the principal balance of the mortgage secured by Crosswest Office Center ("Crosswest") or held in escrow to fund future mortgage payments. As a result, cash distributions are not currently being paid to investors and no further cash distributions will be made until the Partnership is generating sufficient cash flow in excess of these requirements.

On November 30, 1994, Reflections was sold and proceeds from the sale, after payment of Reflections' outstanding mortgage balance and closing costs, were added to the Partnership's cash reserves.

The Partnership had cash and cash equivalents at February 28, 1995 of $877,343, compared with $711,460 at November 30, 1994. The increase of $165,883 is primarily attributable to an increase in net cash provided by operations which was partially offset by real estate additions and mortgage principal payments. At February 28, 1995, the Partnership also had a restricted cash balance of $298,122 compared with $424,788 at November 30, 1994. The restricted cash balance at February 28, 1995 consisted of $230,557 reserved to fund real estate taxes at Crosswest and $67,565 representing the building lockbox escrow which was set up during the fourth quarter of 1993, pursuant to Crosswest's amended loan agreement. The Partnership's cash balance, along with funds generated by operating activities, are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

Accrued interest payable at February 28, 1995 was $0 compared to $18,725 at November 30, 1994 due to the timing of payments on the mortgage note secured by Crosswest. Accounts payable and accrued expenses increased to $474,405 at February 28, 1995 from $421,279 at November 30, 1994, due primarily to the timing of real estate tax payments, tenant and building improvements, and other liabilities.

Results of Operations

Partnership operations resulted in a net loss of $58,931 for the three months ended February 28, 1995, compared with a net loss of $312,989 for the three months ended February 28, 1994, of which $176,843 related to Crosswest. The lower net loss for the 1995 period is primarily attributable to the sale of Reflections on November 30, 1994. The lower net loss related to Crosswest is largely due to higher rental income generated at the property as a result of higher occupancy.

Rental income totaled $624,909 and $908,276 for the three months ended February 28, 1995 and 1994, respectively. Of the $908,276 for the comparable 1994 period, $523,327 related to Crosswest. Higher rental income at Crosswest in 1995 is due to an increase in occupancy. As of February 28, 1995, Crosswest was 97% leased, compared to 87% as of February 28, 1994.

Interest income totaled $11,112 and $3,252 for the three months ended February 28, 1995 and 1994, respectively. The increase for the three months ended February 28, 1995 reflects the Partnership's higher cash balance for the 1995 period and higher interest rates.

Property operating expenses totaled $280,593 for the three months ended February 28, 1995, compared with $469,545 for the three months ended February 28, 1994, of which $287,606 related to Crosswest. The decrease at Crosswest is largely attributable to lower costs for repairs and maintenance and capital expenses, offset partially by higher real estate taxes, insurance, payroll, and management fees. Depreciation and amortization expense totaled $263,946 for the three months ended February 28, 1995, compared with $392,446 for the three months ended February 28, 1994, of which $224,392 related to Crosswest. The increase at Crosswest in 1995 is due primarily to tenant improvements completed at the property. Interest expense totaled $107,639 for the three months ended February 28, 1995, and $299,532 for the three months ended February 28, 1994, of which $93,839 related to Crosswest. The increase in 1995 is largely due to higher accrued interest on amounts owed to affiliates, resulting from higher prevailing interest rates in 1995. The Partnership recognized bad debt expense of $7,941 for the three months ended February 28, 1994, related to the write-off of rent from a former tenant at Crosswest.



PART II		OTHER INFORMATION


Items 1-5	Not applicable

Item 6		Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     HUTTON/GSH COMMERCIAL PROPERTIES 4

                                     BY:     CP4 REAL ESTATE SERVICES INC.
                                             General Partner





Date:	April 13, 1995
                                     BY:     /s/Kenneth L. Zakin
                                     Name:   Kenneth L. Zakin
                                     Title:  Director and President




Date:	April 13, 1995
                                     BY:     /s/William Caulfield
                                     Name:   William Caulfield
                                     Title:  Vice President and
                                             Chief Financial Officer