Form 10-Q
period 1995-05-31
HUTTON GSH COMMERCIAL PROPERTIES 4
filed 1995-07-14
CIK 759852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934

For the quarterly period ended           May 31, 1995
                                     --------------------

OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-14342


                       HUTTON/GSH COMMERCIAL PROPERTIES 4
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)




          Virginia                                              11-2711361
- - -------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3 World Financial Center, 29th Floor
New York, NY   ATTN: Andre Anderson                               10285
- - --------------------------------------------------              ---------
(Address of principal executive offices)                       (Zip Code)

                                 (212) 526-3237
                            ------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


Consolidated Balance Sheets

                                                  May 31,          November 30,
Assets                                              1995                  1994
- - ----------------                              ----------            ----------
Real estate investments, at cost:
  Land                                       $ 2,000,000           $ 2,000,000
  Buildings and improvements                  17,837,203            17,678,184
                                              ----------            ----------
                                              19,837,203            19,678,184
  Less accumulated depreciation               (6,910,057)           (6,447,519)
                                              ----------            ----------
                                              12,927,146            13,230,665

Cash and cash equivalents                        676,195               711,460
Restricted cash                                  465,579               424,788
Rent receivable, net of allowance for
 doubtful accounts of $16,989 in 1994             78,650                67,880
Prepaid expenses, net of accumulated
 amortization of $271,379 in 1995 and
 $259,614 in 1994                                570,950               506,966
Deferred rent receivable                         401,862               373,893
Other assets, net of accumulated
 amortization of $27,552 in 1995 and
 $18,580 in 1994                                 200,521               209,493
                                              ----------            ----------
  Total Assets                               $15,320,903           $15,525,145
                                              ==========            ==========

Liabilities and Partners' Capital
- - ---------------
Liabilities:
  Mortgage notes payable                     $ 2,831,394           $ 2,899,294
  Accrued interest payable                            --                18,725
  Accounts payable and accrued expenses          344,100               421,279
  Due to affiliates                            3,709,441             3,600,702
                                              ----------            ----------
  Total Liabilities                            6,884,935             6,940,000
                                              ----------            ----------
Partners' Capital (Deficit):
  General Partners                              (141,619)             (140,127)
  Limited Partners                             8,577,587             8,725,272
                                              ----------            ----------
  Total Partners' Capital                      8,435,968             8,585,145
                                              ----------            ----------
  Total Liabilities and Partners' Capital    $15,320,903           $15,525,145
                                              ==========            ==========

Consolidated Statements of Operations

                                   Three months ended         Six months ended
                                         May 31,                   May 31,
Income                             1995          1994         1995         1994
- - ---------------               ---------     ---------    ---------    ---------
Rent                         $  613,247    $  736,143   $1,238,156   $1,644,419
Interest                         12,950         4,134       24,062        7,386
Other income                         --         9,208           --        9,208
                              ---------     ---------    ---------    ---------
  Total Income                  626,197       749,485    1,262,218    1,661,013
                              ---------     ---------    ---------    ---------

Expenses
- - ---------------
Property operating              302,608       494,604      583,201      964,149
Depreciation and amortization   266,848       394,171      530,794      786,617
Interest                        109,069       318,621      216,708      618,153
General and administrative       37,918        29,354       80,692       77,706
Bad debt expense                     --            --           --        7,941
                              ---------     ---------    ---------    ---------
  Total Expenses                716,443     1,236,750    1,411,395    2,454,566
                              ---------     ---------    ---------    ---------
Loss before minority interest   (90,246)     (487,265)    (149,177)    (793,553)
Minority interest                    --        (3,845)          --      (10,546)
                              ---------     ----------   ---------    ---------
Net Loss                     $  (90,246)   $ (491,110)  $ (149,177)  $ (804,099)
                              =========     =========    =========    =========
Net Loss Allocated:

To the General Partners      $     (903)   $   (4,911)  $   (1,492)  $   (8,041)
To the Limited Partners         (89,343)     (486,199)    (147,685)    (796,058)
                              ---------     ---------    ---------    ---------
                             $  (90,246)   $ (491,110)  $ (149,177)  $ (804,099)
                              =========     =========    =========    =========
Per limited partnership unit
 (56,341 outstanding)            $(1.58)       $(8.63)      $(2.62)     $(14.13)
                              =========     =========    =========    =========



Consolidated Statement of Partners' Capital (Deficit)
For the six months ended May 31, 1995

                                         General          Limited
                                        Partners         Partners         Total
                                      ----------       ----------    ----------
Balance at November 30, 1994         $  (140,127)     $ 8,725,272   $ 8,585,145
Net loss                                  (1,492)        (147,685)     (149,177)
                                      ----------       ----------    ----------
Balance at May 31, 1995              $  (141,619)     $ 8,577,587   $ 8,435,968
                                      ==========       ==========    ==========


Consolidated Statements of Cash Flows
For the six months ended May 31, 1995 and 1994

Cash Flows from Operating Activities:                       1995           1994
- - ------------------------------------                  ----------     ----------
Net loss                                             $  (149,177)   $  (804,099)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                          530,794        786,617
  Minority interest                                           --         10,546
  Increase (decrease) in cash arising from changes
    in operating assets and liabilities:
     Restricted cash                                     (40,791)      (162,527)
     Rent receivable                                     (10,770)        49,769
     Prepaid expenses and other assets                  (123,268)       (92,487)
     Deferred rent receivable                            (27,969)       (56,272)
     Accrued interest payable                            (18,725)       171,135
     Accounts payable and accrued expenses               (77,179)       242,259
     Due to affiliates                                   108,739        104,263
                                                      ----------     ----------
Net cash provided by operating activities                191,654        249,204
                                                      ----------     ----------
Cash Flows from Investing Activities:
- - ------------------------------------
Additions to real estate                                (159,019)      (129,180)
                                                      ----------     ----------
Net cash used for investing activities                  (159,019)      (129,180)
                                                      ----------     ----------
Cash Flows from Financing Activities:
- - ------------------------------------
Mortgage principal payments                              (67,900)       (44,893)
                                                      ----------     ----------
Net cash used for financing activities                   (67,900)       (44,893)
                                                      ----------     ----------
Net increase (decrease) in cash and cash equivalents     (35,265)        75,131
Cash and cash equivalents at beginning of period         711,460        121,347
                                                      ----------     ----------
Cash and cash equivalents at end of period           $   676,195    $   196,478
                                                      ==========     ==========
Supplemental Disclosure of Cash Flow Information:
- - ------------------------------------------------
Cash paid during the period for interest             $   129,768    $   375,245
                                                      ==========     ==========

Notes to Consolidated Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1995 and the results of operations for the three and six months ended May 31, 1995 and 1994, cash flows for the six months ended May 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the six months ended May 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources
- - -------------------------------
Since the full amount of units offered was not sold, insufficient funds were raised to meet the Partnership's commitments with respect to the acquisition and lease-up of the properties. In order to meet these commitments, the General Partners have postponed reimbursements of certain fees and expenses. Funds made available by deferring payment of the acquisition fee at Reflections at Deerwood Center ("Reflections") have been fully distributed to the Limited Partners as cash distributions. Cash flow from operations is currently being utilized to make payments on the principal balance of the mortgage secured by Crosswest Office Center ("Crosswest") or held in escrow to fund future mortgage payments. As a result, cash distributions are not currently being paid to investors and no further cash distributions will be made until the Partnership is generating sufficient cash flow in excess of these requirements.

On November 30, 1994, Reflections was sold and proceeds from the sale, after payment of Reflections' outstanding mortgage balance and closing costs, were added to the Partnership's cash reserves.

The Partnership had cash and cash equivalents at May 31, 1995 of $676,195, compared with $711,460 at November 30, 1994. The decrease of $35,265 is primarily attributable to real estate additions and mortgage principal payments exceeding net cash provided by operations. At May 31, 1995, the Partnership also had a restricted cash balance of $465,579 compared with $424,788 at November 30, 1994. The restricted cash balance at May 31, 1995 consisted of $97,523 reserved to fund real estate taxes at Crosswest and $368,056 representing the building lockbox escrow which was set up during the fourth quarter of 1993, pursuant to Crosswest's amended loan agreement. The Partnership's cash balance, along with funds generated by operating activities, is expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

Prepaid expenses increased to $570,950 at May 31, 1995 from $506,966 at November 30, 1994, primarily reflecting differences in the timing of real estate tax and insurance payments. Accrued interest payable at May 31, 1995 was $0 compared to $18,725 at November 30, 1994. The reduction is due to a difference in the timing of payments on the mortgage note secured by Crosswest. Accounts payable and accrued expenses decreased to $344,100 at May 31, 1995 from $421,279 at November 30, 1994, due primarily to lower accrued property expenses and the timing of payments for building improvements and audit fees.

Results of Operations
- - ---------------------
Partnership operations resulted in net losses of $90,246 and $149,177 for the three and six months ended May 31, 1995, compared with net losses of $491,110 and $804,099 for the corresponding periods in 1994 of which $161,432 and $338,275 related to Crosswest, respectively. The lower net losses for the 1995 periods are primarily attributable to the sale of Reflections on November 30, 1994. The lower net losses related to Crosswest are largely due to higher rental income generated at the property as a result of increased occupancy and lower property operating expenses in 1995.

Rental income totaled $613,247 and $1,238,156 for the three and six months ended May 31, 1995, compared with $736,143 and $1,644,419 for the corresponding periods in 1994. Rental income of $494,230 and $1,017,557 related to Crosswest for the respective 1994 periods. Higher rental income at Crosswest in 1995 is due to an increase in occupancy. As of May 31, 1995, Crosswest was 97% leased, compared with 94% as of May 31, 1994.

Interest income totaled $12,950 and $24,062 for the three and six months ended May 31, 1995, compared with $4,134 and $7,386 for the corresponding periods in 1994. The increases in 1995 reflect the Partnership's higher average cash balance and higher interest rates. Other income in 1994 of $9,208 represents a refund of 1993 real estate taxes for Reflections, resulting from an abatement.

Property operating expenses totaled $302,608 and $583,201 for the three and six months ended May 31, 1995, compared with $494,604 and $964,149 for the corresponding periods in 1994. Property operating expenses of $324,961 and $612,567 related to Crosswest for the respective 1994 periods. The decrease at Crosswest is largely attributable to lower costs for repairs and maintenance and professional fees. Depreciation and amortization expense totaled $266,848 and $530,794 for the three and six month periods ended May 31, 1995, compared with $394,171 and $786,617 for the corresponding periods in 1994. Depreciation and amortization expense of $281,603 and $505,995 related to Crosswest for the respective 1994 periods. The increase in the six months period at Crosswest in 1995 is due primarily to tenant improvements completed at the property. Interest expense totaled $109,069 and $216,708 for the three and six months ended May 31, 1995, compared with $318,621 and $618,153 for the corresponding periods in 1994. Interest expense of $93,857 and $187,696 related to Crosswest for the respective 1994 periods. The increase in 1995 is largely due to higher accrued interest on amounts owed to affiliates, resulting from higher prevailing interest rates in 1995. The Partnership recognized bad debt expense of $7,941 for the three months ended May 31, 1994, related to the write-off of rent from a former tenant at Crosswest.


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



                                        HUTTON/GSH COMMERCIAL PROPERTIES 4

                                        BY:     CP4 REAL ESTATE SERVICES INC.
                                                General Partner





Date:	July 13, 1995
                                        BY:     /s/Kenneth L. Zakin
                                        Name:   Kenneth L. Zakin
                                        Title:  Director and President





Date:	July 13, 1995
                                        BY:     /s/William Caulfield
                                        Name:   William Caulfield
                                        Title:  Vice President and
                                                Chief Financial Officer