Form 10-Q
period 1995-08-31
HUTTON GSH COMMERCIAL PROPERTIES 4
filed 1995-10-16
CIK 759852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           August 31, 1995


                                       OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-14342



                         COMMERCIAL PROPERTIES 4, L.P.
                 (formerly Hutton/GSH Commercial Properties 4 )

             (Exact name of registrant as specified in its charter)




        Virginia                                               11-2711361

(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


3 World Financial Center, 29th Floor
New York, NY   ATTN: Andre Anderson                                10285

(Address of principal executive offices)                         (Zip Code)


                                 (212) 526-3237

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






Consolidated Balance Sheets

                                                August 31,        November 30,
Assets                                               1995                1994

Real estate investments, at cost:
        Land                                 $  2,000,000        $  2,000,000
        Buildings and improvements             17,845,860          17,678,184

                                               19,845,860          19,678,184
        Less accumulated depreciation          (7,142,734)         (6,447,519)

                                               12,703,126          13,230,665

Cash and cash equivalents                         814,838             711,460
Restricted cash                                   654,290             424,788
Rent receivable, net of allowance for
doubtful accounts of $16,989 in 1994               88,797              67,880
Prepaid expenses, net of accumulated
amortization of $300,917 in 1995 and
$259,614 in 1994                                  505,768             506,966
Deferred rent receivable                          405,531             373,893
Other assets, net of accumulated
amortization of $32,037 in 1995 and
$18,580 in 1994                                   204,661             209,493

        Total Assets                         $ 15,377,011        $ 15,525,145



Liabilities and Partners' Capital

Liabilities:
   Mortgage note payable                     $  2,811,425        $  2,899,294
   Accrued interest payable                        18,157              18,725
   Accounts payable and accrued expenses          342,115             421,279
   Due to affiliates                            3,768,685           3,600,702

        Total Liabilities                       6,940,382           6,940,000

Partners' Capital (Deficit):
   General Partners                              (141,612)           (140,127)
   Limited Partners                             8,578,241           8,725,272

        Total Partners' Capital                 8,436,629           8,585,145

        Total Liabilities and Partners'
        Capital                              $ 15,377,011        $ 15,525,145





Consolidated Statements of Operations

                                 Three months ended          Nine months ended
                                     August 31,                 August 31,
Income                          1995           1994         1995          1994

Rent                       $ 698,272   $    839,687  $ 1,936,428  $  2,484,106
Interest                      14,432          3,621       38,494        11,007
Other income                       -              -            -         9,208

  Total Income               712,704        843,308    1,974,922     2,504,321

Expenses

Property operating           314,332        492,251      897,533     1,456,400
Depreciation and
amortization                 266,699        421,516      797,493     1,208,133
Interest                     107,497        337,719      324,205       955,872
General and administrative    23,515         37,439      104,207       115,145
Bad debt expense                   -              -            -         7,941
Provision for loss on
property held for sale             -      2,213,393            -     2,213,393

  Total Expenses             712,043      3,502,318    2,123,438     5,956,884

Gain (loss) before minority
interest                         661     (2,659,010)    (148,516)   (3,452,563)
Minority interest                  -         (5,708)           -       (16,254)

Net Gain (Loss)            $     661   $ (2,664,718) $  (148,516) $ (3,468,817)

Net Gain (Loss) Allocated:

To the General Partners    $       7   $    (26,647) $    (1,485) $    (34,688)
To the Limited Partners          654     (2,638,071)    (147,031)   (3,434,129)

                           $     661   $ (2,664,718) $  (148,516) $ (3,468,817)

Per limited partnership
unit (56,341 outstanding)  $     .01   $     (46.82) $     (2.61) $     (60.95)






Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended August 31, 1995

                                         General         Limited
                                        Partners        Partners         Total

Balance at November 30, 1994         $  (140,127)    $ 8,725,272   $ 8,585,145
Net loss                                  (1,485)       (147,031)     (148,516)

Balance at August 31, 1995           $  (141,612)    $ 8,578,241   $ 8,436,629




Consolidated Statements of Cash Flows
For the nine months ended August 31, 1995 and 1994

Cash Flows from Operating Activities:                   1995              1994

Net loss                                         $  (148,516)     $ (3,468,817)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation and amortization                     797,493         1,208,133
   Provision for loss on property held for sale            -         2,213,393
   Minority interest                                       -            16,254
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
      Restricted cash                               (229,502)           (3,811)
      Rent receivable                                (20,917)           93,045
      Prepaid expenses and other assets              (96,248)         (197,633)
      Deferred rent receivable                       (31,638)         (104,308)
      Accrued interest payable                          (568)          267,944
      Accounts payable and accrued expenses          (79,164)          456,804
      Due to affiliates                              167,983           163,955

Net cash provided by operating activities            358,923           644,959

Cash Flows from Investing Activities:

Additions to real estate                            (167,676)         (578,908)

Net cash used for investing activities              (167,676)         (578,908)

Cash Flows from Financing Activities:

Mortgage principal payments                          (87,869)          (72,530)

Net cash used for financing activities               (87,869)          (72,530)

Net increase (decrease) in cash and cash
equivalents                                          103,378            (6,479)
Cash and cash equivalents at beginning
of period                                            711,460           121,347

Cash and cash equivalents at end of
period                                           $   814,838      $    114,868

Supplemental Disclosure of Cash Flow
Information:

Cash paid during the period for interest         $   166,276      $    571,795

Supplemental Disclosure of NonCash
Investing Activity

Write off of fully depreciated tenant
improvements during first quarter                $         -      $     66,726





Notes to Consolidated Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1995 and the results of operations for the three and nine months ended August 31, 1995 and 1994, cash flows for the nine months ended August 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine months ended August 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).





Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations


Liquidity and Capital Resources

Since the full amount of units offered was not sold, insufficient funds were raised to meet the Partnership's commitments with respect to the acquisition and lease-up of the properties. In order to meet these commitments, the General Partners have postponed reimbursements of certain fees and expenses. Funds made available by deferring payment of the acquisition fee at Reflections at Deerwood Center ("Reflections") have been fully distributed to the Limited Partners as cash distributions. Cash flow from operations is currently being utilized primarily to make payments on the principal balance of the mortgage secured by Crosswest Office Center ("Crosswest") or held in escrow to fund future mortgage payments as well as tenant improvements at the Property. As a result, cash distributions are not currently being paid to investors and no further cash distributions will be made until the Partnership is generating sufficient cash flow in excess of these requirements.

On November 30, 1994, Reflections was sold and proceeds from the sale, after payment of Reflections' outstanding mortgage balance and closing costs, were added to the Partnership's cash reserves.

The Partnership had cash and cash equivalents at August 31, 1995 of $814,838 compared with $711,460 at November 30, 1994. The increase of $103,378 is primarily attributable to net cash provided by operations exceeding real estate additions and mortgage principal payments. At August 31, 1995, the Partnership had a restricted cash balance of $654,290 compared with $424,788 at November 30, 1994. The restricted cash balance at August 31, 1995 consisted of $164,642 reserved to fund real estate taxes at Crosswest and $489,648, representing the building lockbox escrow, which was set up during the fourth quarter of 1993, pursuant to Crosswest's amended loan agreement. The Partnership's cash balance, along with funds generated by operating activities, is expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

Accounts payable and accrued expenses decreased to $342,115 at August 31, 1995 from $421,279 at November 30, 1994, due primarily to lower accrued property expenses and the timing of payments for building improvements and leasing commissions.


Results of Operations

Partnership operations resulted in net income of $661 and a net loss of $148,516 for the three and nine months ended August 31, 1995, respectively, compared with net losses of $2,664,718 and $3,468,817 for the corresponding
periods in 1994.   The lower net loss for the nine-month period and the change from net loss to net income for the three-month period in 1995, is primarily attributable to the sale of Reflections on November 30, 1994. Net losses attributable to Crosswest for the three and nine months ended August 31, 1994, were $75,975 and $311,690, respectively. The lower net loss for the nine-month period and the change from net loss to net income for the three-month period related to Crosswest is largely due to higher rental income generated at the property as a result of increased occupancy and higher renewal base rents in 1995.

Rental income totaled $698,272 and $1,936,428 for the three and nine months ended August 31, 1995, compared with $839,687 and $2,484,106 for the corresponding periods in 1994. Rental income of $578,600 and $1,596,156 related to Crosswest for the respective 1994 periods. Rental income at Crosswest increased in 1995 largely due to increased occupancy and increased renewal base rents. As of August 31, 1995, Crosswest was 99% leased, compared with 97% as of August 31, 1994.

Interest income totaled $14,432 and $38,494 for the three and nine months ended August 31, 1995, compared with $3,621 and $11,007 for the corresponding periods in 1994. The increases in 1995 reflect the Partnership's higher average cash balance as well as higher interest rates.

Property operating expenses totaled $314,332 and $897,533 for the three and nine months ended August 31, 1995, compared with $492,251 and $1,456,400 for the corresponding periods in the previous year. Property operating expenses related to Crosswest totaled $316,156 and $928,724 for the corresponding
periods in 1994, and remained largely unchanged in 1995.   Depreciation and
amortization expense totaled $266,699 and $797,493 for the three and nine-month periods ended August 31, 1995, compared with $421,516 and $1,208,133 for the corresponding periods in 1994. Depreciation and amortization expense of $273,553 and $779,548 related to Crosswest for the respective 1994 periods. Interest expense totaled $107,497 and $324,205 for the three and nine months ended August 31, 1995, compared with $337,719 and $955,872 for the corresponding periods in 1994. Interest expense of $100,718 and $288,414 related to Crosswest for the respective 1994 periods. The increase in 1995 is largely due to higher accrued interest on amounts owed to affiliates, resulting from higher prevailing interest rates in 1995.




PART II         OTHER INFORMATION


Items 1-4	Not Applicable

Item 5 Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). The assets acquired by Smith Barney included the name "Hutton." Consequently, effective August 3, 1995, the name of the Partnership was changed to Commercial Properties 4, L.P. to delete any reference to "Hutton."

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits

                        (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the period for which this report was filed.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             COMMERCIAL PROPERTIES 4, L.P.

                                             BY: CP4 REAL ESTATE SERVICES INC.
                                                 General Partner





Date:	October 16, 1995
						BY:	/s/Kenneth L. Zakin
						Name:	Kenneth L. Zakin
						Title:	Director and President





Date:	October 16, 1995
						BY: 	/s/William Caulfield
						Name:	William Caulfield
						Title:	Vice President and
             Chief Financial Officer