Form 10-K
period 1995-11-30
HUTTON GSH COMMERCIAL PROPERTIES 4
filed 1996-02-28
CIK 759852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: November 30, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

Commission file number:  0-14342



                         COMMERCIAL PROPERTIES 4, L.P.
                 (formerly Hutton/GSH Commercial Properties 4)
              Exact name of registrant as specified in its charter



           Virginia                                     11-2711361
State or other jurisdiction
of incorporation                           I.R.S. Employer Identification No.



3 World Financial Center, 29th Floor
New York, NY  ATTN: Andre Anderson                          10285
Address of principal executive offices                     zip code



Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:



                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Prospectus of Registrant dated February 4, 1985 (included in amendment No. 1 to Registration Statement, No. 2-95046, of Registrant filed February 4, 1985) are incorporated by reference into Part III.

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1995 filed as an exhibit under Item 14.





                                     PART I

Item 1.  Business

(a)  General Development of Business

Commercial Properties 4, L.P. (the "Registrant" or the "Partnership") (formerly known as Hutton/GSH Commercial Properties 4) is a Virginia limited partnership organized pursuant to a Certificate and Agreement of Limited Partnership dated November 1, 1984, of which CP4 Real Estate Services Inc. ("RE Services"), formerly Hutton Real Estate Services XI, Inc. (see Item 10. "Certain Matters Involving Affiliates"), and HS Advisors III, Ltd. ("HS Advisors"), are the general partners (together, the "General Partners"). Commencing February 4, 1985, the Registrant began offering through E.F. Hutton & Company Inc. ("Hutton"), a former affiliate of the Registrant, up to a maximum of 100,000 units of limited partnership interest (the "Units") at $500 per Unit.
Investors who purchased the Units (the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 2-95046, which Registration Statement was declared effective on February 4, 1985.

The offering of Units was terminated on February 6, 1986. Upon termination of the offering, the Registrant had accepted subscriptions for 56,341 Units for an aggregate of $28,170,500. After deducting offering costs and initial working capital reserves, approximately $23,600,000 was available for investment in real estate. In addition, by deferring certain fees and commissions related to the offering and utilizing $500,000 of working capital, an additional $1,800,000 was available for investment in real estate. The Partnership was formed to engage in the business of acquiring, operating and holding for investment, the following two joint ventures: (i) Deerwood Center Associates Joint Venture, a Florida joint venture partnership which owned and operated Reflections at Deerwood Center until November 30, 1994, and (ii) Skytop Associates Joint Venture, a New York joint venture partnership which owned and operated Crosswest Office Center ("Crosswest" or the "Property") until May 31, 1994 .

Effective May 31, 1994, Enal Productions ("Enal"), the co-venturer of Skytop Associates Joint Venture (the "Skytop Joint Venture"), withdrew and assigned all of its right, title and interest in the Skytop Joint Venture to the Registrant. As a result, the Skytop Joint Venture was dissolved as of May 31, 1994. No consideration was paid to Enal in connection with this transaction.

Reflections at Deerwood Center ("Reflections") was sold on November 30, 1994.
A detailed description of the transaction is incorporated by reference to  Note
6. "Mortgage Notes Payable" of the Notes to Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended November 30, 1994 filed as an exhibit under Item 14.


(b)  Financial Information About Industry Segment

The Registrant's sole business is the ownership and operation of the Properties. All of the Registrant's revenues, operating profit or losses and assets relate solely to such industry segment.

(c)  Narrative Description of Business

Incorporated by reference to Note 1 "Organization," Note 5 "Real Estate Investments" and Note 6 "Mortgage Notes Payable" of the Notes to Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended November 30, 1995 filed as an exhibit under Item 14.

The Registrant's principal investment objectives with respect to the Properties (in no particular order of priority) are:

1)  Capital appreciation;

2)  Distributions of Net Cash From Operations attributable to rental income;

3)  Preservation and protection of capital; and

4) Equity build-up through principal reduction of mortgage loans, if any, on the Properties.



Competition

Incorporated by reference to the section entitled Message to Investors in the Partnership's Annual Report to Unitholders for the year ended November 30, 1995 filed as an exhibit under Item 14.

Employees

The Registrant has no employees.


Item 2.  Properties

A description of the Partnership's remaining Property and material leases is incorporated by reference to the Message to investors in the Partnership's Annual Report to Unitholders for the year ended November 30, 1995 filed as an exhibit under Item 14 and Note 5 "Real Estate Investments" of the Notes to the Consolidated Financial Statements.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Unitholders during the fourth quarter of fiscal 1995.




                                    PART II


Item 5.  Market for Registrant's Limited Partnership Units and Unitholder
          Matters

(a)  Market Information

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b)  Holders

As of November 30, 1995, the number of Unitholders was 3,032.

(c)  Distributions

Distributions of Net Cash from Operations, if any, are made quarterly approximately 45 days after the close of each fiscal quarter. Since the second quarter of 1987, the distribution of cash to the Limited Partners has been suspended due to the need to increase the Registrant's cash reserve to fund tenant improvements, leasing commissions, any monthly operating deficit at the Property and mortgage principal payments. Cash distributions will resume, absent any restrictions by current or future lenders, when the Property is generating sufficient cash flow to fund the necessary expenses. Additional information pertaining to the Partnership's liquidity and ability to fund cash distributions is incorporated by reference to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this document.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled Financial Highlights of the Partnership's Annual Report to Unitholders for the year ended November 30, 1995 filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

Since the full amount of units offered was not sold, insufficient funds were raised to meet the Partnership's commitments with respect to the acquisition and lease-up of the properties. In order to meet these commitments, the General Partners have postponed reimbursements of certain fees and expenses. Funds made available by deferring payment of the acquisition fee at Reflections have been fully distributed to the Limited Partners as cash distributions.
Cash flow from operations is currently being utilized to make payments on the principal balance of the mortgage secured by Crosswest Office Center ("Crosswest") or held in escrow to fund future mortgage payments. As a result, cash distributions are not currently being paid to investors and no further cash distributions will be made until the Partnership is generating sufficient cash flow in excess of these requirements.

The Partnership had cash and cash equivalents at November 30, 1995 of $859,541 compared with $711,460 at November 30, 1994. The increase is primarily attributable to net cash provided by operations exceeding real estate additions and mortgage principal payments. At November 30, 1995, the Partnership had a restricted cash balance of $769,775 compared with $424,788 at November 30, 1994. The restricted cash balance at November 30, 1995 consisted of $152,511 reserved to fund real estate taxes at Crosswest and $617,264 representing the building lockbox escrow which was set up during the fourth quarter of 1993, pursuant to Crosswest's amended loan agreement. The Partnership's cash balance, along with funds generated by operating activities are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

The Partnership had rent receivable of $90,685 at November 30, 1995, compared with $67,880 at November 30, 1994. The increase is primarily due to the timing of rental payments and past due rents. Prepaid expenses totalled $449,064 at November 30, 1995, compared to $506,966 at November 30, 1994, primarily reflecting the amortization of leasing commissions at Crosswest.


Results of Operations

1995 Versus 1994

Due to the sale of Reflections at Deerwood Center during the fourth quarter of 1994, the Partnership's results of operations for the year ended November 30, 1995 are not comparable to the corresponding period in 1994. Partnership operations resulted in a net loss of $234,306 for the year ended November 30, 1995, compared with a net loss of $3,967,300 for the year ended November 30, 1994. The lower net loss in 1995 is largely attributable to the sale of Reflections on November 30, 1994 which resulted in a loss on sale of property in 1994 of $2,286,388. Net loss attributable to Crosswest for the year ended November 30, 1994 was $681,560. The lower net loss related to Crosswest is primarily due to higher rental income and lower property operating expenses.

Rental income totaled $2,574,200 for the year ended November 30, 1995, compared with $3,087,351 for year ended November 30, 1994, of which $2,201,128 related to Crosswest. The increase of $373,072 at Crosswest is primarily attributable to higher occupancy and renewal base rents in 1995. Interest income totaled $55,393 for the year ended November 30, 1995, compared with $13,585 for the year ended November 30, 1994, primarily due to higher average cash balances.

Property operating expenses totaled $1,214,013 for the year ended November 30, 1995, compared with $2,059,703 for the year ended November 30, 1994 of which $1,343,259 related to Crosswest. The decrease at Crosswest is primarily due to lower repair and maintenance expenses during 1995. Depreciation and amortization totaled $1,069,494 for the year ended November 30, 1995, compared with $1,606,645 for the year ended November 30, 1994, of which $919,889 related to Crosswest. Interest expense totaled $430,618 for the year ended November 30, 1995, compared with $983,502 for the year ended November 30, 1994. The decreases in depreciation and amortization and interest expense are largely due to the sale of the Reflections property. General and Administrative expenses totaled $149,774 for the year ended November 30, 1995, compared with $172,234 for the year ended November 30, 1994 down due to higher legal and audit fees in 1994 associated with the sale of Reflections.


1994 Versus 1993

Partnership operations resulted in a net loss of $3,967,300 for the year ended November 30, 1994, compared with a net loss of $1,114,439 for the year ended November 30, 1993. The higher net loss in 1994 is primarily attributable to the $2,286,388 loss recognized on the sale of Reflections. To a lesser extent, the higher net loss is also partially due to increased property operating expenses and depreciation, as well as a decrease in rental income in 1994.

Rental income totaled $3,087,351 for the year ended November 30, 1994 of which $886,223 related to Reflections, compared with $3,364,498 for the year ended November 30, 1993. The decrease in rental income is largely due to the expiration of a major lease at Reflections on February 28, 1994, partially offset by higher rental income generated at Crosswest. Other income totaled $28,713 in 1994, representing a real estate tax refund resulting from a successful tax protest and a utility deposit refund at Reflections. Property operating expenses were $2,059,703 for the year ended November 30, 1994 of which $716,444 related to Reflections, compared with $1,806,845 for the year ended November 30, 1993. The increase in 1994 is primarily attributable to increases in utilities, professional services, repairs and maintenance, and minor capital expenses at Crosswest. Depreciation and amortization expense totaled $1,606,645 for the year ended November 30, 1994 of which $578,645 related to Refle ctions, compared with $1,459,301 for the year ended November 30, 1993. The increase is primarily due to a higher depreciable asset base resulting from tenant improvements completed in 1994 for new tenants at both properties. Interest expense totaled $983,502 for the year ended November 30, 1994, compared with $932,063 for the year ended November 30, 1993. The increase in 1994 is largely due to higher accrued interest on amounts owed to affiliates resulting from higher prevailing interest rates in 1994. The increase is also attributable to the higher principal balance on Crosswest's mortgage loan which was refinanced in November 1993. General and administrative expenses totaled $172,234 for the year ended November 30, 1994, compared with $152,061 for the year ended November 30, 1993. The increase for the year ended November 30, 1994 is due primarily to higher legal and audit fees offset by lower appraisal fees.

The Partnership recognized bad debt expense of $24,930 for the year ended November 30, 1994, related to the establishment of a rent receivable reserve related to a former tenant of Crosswest which vacated the building in the third quarter of 1994 before its lease expired and the write-off of rent from a former tenant at Crosswest.

Crosswest, the sole remaining property in 1995, generated rental income, operating expense, and depreciation and amortization for the year ended November 30, 1994 of $2,201,128, $1,343,259 and $1,028,000, respectively.


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1995, filed as an exhibit under Item 14, and page F-1 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.





                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no officers and directors. RE Services and HS Advisors, the General Partners of the Registrant, jointly manage and control the affairs of the Registrant and have general responsibility and authority in all matters affecting its business.

The directors and executive officers of RE Services and HS Advisors are listed respectively below.

RE Services

Real Estate Services Inc., formerly Hutton Real Estate Services XI, Inc., is a Delaware corporation and a wholly-owned subsidiary of Lehman Brothers Inc. ("Lehman"). See the section captioned "Certain Matters Involving Affiliates" below for a description of the Hutton Group's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co Incorporated, which resulted in a change in the general partner's name.


Certain officers and directors of RE Services are now serving (or in the past have served) as officers and directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnership's assets from loss through foreclosure. The names and positions held by the directors and executive officers of RE Services are set forth below. There are no family relationships between or among any officer and any other officer or director.

        Name                    Office

	Kenneth L. Zakin	President and Director
	William Caulfield	Vice President and Chief Financial Officer


Kenneth L. Zakin, 48, is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin is a director of Lexington Corporate Properties, Inc. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

William Caulfield, 36, is a Vice President of Lehman Brothers and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in Hutton's Partnership Administration Group. Before joining Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton, he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University - C.W. Post Campus.


HS Advisors

HS Advisors is a California limited partnership formed on August 11, 1982, the sole general partner of which is Hogan Stanton Investment, Inc. ("HS Inc."), a wholly-owed subsidiary of Goodman Segar Hogan Hoffler ("GSHH"). The names and positions held by the directors and executive officers of HS Inc. are as set forth below. There are no family relationships between or among any officer and any other officer or director.



        Name                            Office

        Robert M. Stanton               Chairman
        Mark P. Mikuta                  President
        John L. Cote                    Vice President and Treasurer
        Julie R. Adie                   Vice President and Secretary


Robert M. Stanton, 57, is the retired Chairman and Chief Executive Officer of Goodman Segar Hogan, Inc., a diversified commercial real estate company headquartered in Norfolk, Virginia. Mr. Stanton joined Goodman Segar Hogan in 1966 and retired from the company in 1993. He is currently President of Stanton Partners, Inc., a real estate investment and advisory firm. Mr. Stanton serves as a Trustee of the Urban Land Institute (ULI) and is a past Trustee and State Director of the International Council of Shopping Centers
(ICSC). He was chairman of the 1981 edition of The Dollars and Cents of Shopping Centers, published by ULI. Mr. Stanton co-authored The Valuation of Shopping Centers, published by the American Institute of Real Estate Appraisers. Currently, he serves on the advisory board of Norfolk Southern Corporation and is Chairman of the Greater Norfolk Corporation. He holds the Certified Property Manager (CPM) designation conferred by the Institute of Real Estate Management. Mr. Stanton also serves as Chairman of American Storage Properties. A graduate of Old Dominion University with a B.A. Degree in Banking and Finance, he served as Rector of the Board of Visitors.

Mark P. Mikuta, 41, is President of Goodman Segar Hogan, Inc. and is Controller of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources.
Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant
(CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

John L. Cote, 51, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). He heads that company's Asset Management Division, where he is responsible for the portfolio of the office, retail and industrial properties throughout the southeastern United States. Prior to joining GSHH, Mr. Cote was Vice President of Armada-Hoffler Holdings, Inc., a real estate developer and construction company located in Chesapeake, Virginia. He was employed by Armada-Hoffler from 1980 through 1993. He holds a B.S. Degree in Political Science from the University of Southern Mississippi.

Julie R. Adie, 41, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. Degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.


Certain Matters Involving Affiliates of RE Services

On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Registrant or the Registrant's General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, Hutton Real Estate Services XI, Inc., a General Partner, changed its name to CP4 Real Estate Services Inc. Additionally, effective August 3, 1995, the Partnership changed its name to Commercial Properties 4, L.P., to delete any reference to "Hutton."

On August 1, 1993, GSH transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a 1% interest in GSHH. The stockholders of GSHH Inc. are GSH with a 62% interest and H.K. Associates, L.P., and affiliate of HK, with a 38% interest. The remaining interests in GSHH are limited partnership interests owned 50% by GSH and 49% by HK. The transaction did not affect the ownership of the General Partners.


Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors and officers received any compensation from the Registrant. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Registrant.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Beneficial Owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of November 30, 1995.

(b)  Security Ownership of Management

No officer or director of the General Partners beneficially owned or owned of record directly or indirectly any Units of the Registrant as of November 30, 1995.

(c)  Changes In Control

None.


Item 13.  Certain Relationships and Related Transactions

Pursuant to the Certificate and Agreement of Limited Partnership of Registrant, for the year ended November 30, 1995, $4,645 of Registrant's loss was allocated to the General Partners ($3,097 to RE Services and $1,548 to HS Advisors). For a description of the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 49 through 52 of the Prospectus of Registrant dated February 4, 1985 (the "Prospectus"), contained in Amendment No. 1 to Registrant's Registration Statement No. 2-95046, under the section captioned "Profits and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

In connection with the acquisition of the Skytop Plaza Office Building, the General Partners or their respective affiliates earned acquisition fees aggregating $830,054 ($622,541 by RE Services and $207,513 by HS Advisors). In connection with the acquisition of Reflections at Deerwood Center, the General Partners or their respective affiliates became and remain entitled to acquisition fees aggregating $623,925 ($467,944 by RE Services and $155,981 by HS Advisors). The General Partners have agreed to defer payment of the $623,925 Reflections at Deerwood Center fee until such time as the General Partners determine there is sufficient cash available for such payment. For a description of the acquisition fees to which the General Partners are entitled, reference is made to the material contained on page 14 of the Prospectus under footnote 4 to the section captioned "Estimated Use of Proceeds," which description is incorporated herein by reference thereto.

The Registrant entered into a sales agency agreement with Hutton pursuant to which Hutton was entitled to receive up to 8% of the gross proceeds from the sale of Units as selling commissions. Pursuant to such agreement, during the year ended November 30, 1985, Hutton received $1,788,840 as selling commissions. Selling commissions of $418,960 and $48,440 earned by Hutton in connection with the sale of Units on December 12, 1985 and February 6, 1986, respectively, have been deferred.

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of
 Limited Partnership, the General Partners and certain affiliates may be reimbursed by the Registrant for certain costs as described on page 17 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group (FDISG), formerly The Shareholder Services Group, provides partnership accounting and investor relations services for the Registrant. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation (SDC). Both FDISG and SDC are unaffiliated companies. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 4 "Transactions With the General Partners and Affiliates" of Notes to Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1995 filed as an exhibit under Item 14.




                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)     The following documents are filed as part of this report:
                                                                        Page
                                                                       Number
        (1)     Financial Statements:

                Report of Independent Auditors                          (1)

                Consolidated Balance Sheets - At
                November 30, 1995 and 1994                              (1)

                Consolidated Statements of Operations -
                For the years ended November 30, 1995,
                1994 and 1993                                           (1)

                Consolidated Statements of Partners'
                Capital (Deficit) - For the years ended
                November 30, 1995, 1994 and 1993                        (1)

                Consolidated Statements of Cash Flows -
                For the years ended November 30, 1995,
                1994 and 1993                                           (1)

                Notes to Consolidated Financial Statements              (1)

        (2)     Financial Statement Schedules:

                Schedule III - Real Estate and Accumulated
                Depreciation                                            F-1

                All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted since (1) the information required is disclosed in the financial statements and the notes thereto;
                (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1995, which is filed as an exhibit under Item 14.

        (3)     See Exhibit Index contained herein.

   (b)     Reports on Form 8-K filed in the fourth quarter of fiscal 1995:

           None.

   (c)     See Exhibit Index contained herein.





                                 EXHIBIT INDEX

Exhibit No.

(4) (A) Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Registrant dated February 4, 1985, contained in Amendment No. 1 to Registration Statement No. 2-95046,of Registrant filed February 4, 1985 (the "Registration Statement")).

     (B) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit 3.1 to the Registration Statement).

(10) (A) Mortgage dated October 10, 1990 between Skytop Associates and Apple Bank for Savings in the principal amount of $2,000,000 (included as, and incorporated herein by reference to, Exhibit (10)(C) to the Registrant's Annual Report of Form 10-K filed February 28, 1991).

     (B) Mortgage dated June 16, 1992 between Deerwood Center Associates Joint Venture and Aetna Life Insurance Company in the principal amount of $6,521,990 (included as, and incorporated herein by reference to, Exhibit (10)(D) to the Registrant's Quarterly Report of Form 10-Q filed July 15, 1992).

     (C) Mortgage dated November 18, 1993 between Skytop Associates and Penn Mutual Life Insurance Company in the principal amount of $3,000,000 (included as, and incorporated herein by reference to, Exhibit (10)(C) to the Registrant's Annual Report of Form 10-K filed February 28, 1993).

     (D) Agreement of Withdrawal and Assignment between Enal Productions, Inc. and the Partnership (included as, and incorporated herein by reference to, Exhibit (10)(D) to the Registrant's Annual Report on Form 10-K filed February 25, 1995).

     (E) Closing documents between Deerwood Center Associates Joint Venture and Reflections Jacksonville Limited Partnership (included as, and incorporated herein by reference to, Exhibit (10)(E) to the Registrant's Annual Report on Form 10-K filed February 25, 1995).

(13) Annual Report to Unitholders for the fiscal year ended November 30, 1995.

(27)      Financial Data Schedule

(28) Portions of Prospectus of Registrant dated February 4, 1985 (included as, and incorporated herein by reference to Exhibit (28) to the Registrant's Annual Report on Form 10-K filed February 27, 1987.)




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  February 28, 1996           COMMERCIAL PROPERTIES 4, L.P.

                                    BY:   HS Advisors III, Ltd.
                                          General Partner

                                    BY:   Hogan Stanton Investment, Inc.
                                          General Partner



                                    BY:   /s/Robert M. Stanton
                                    Name:    Robert M. Stanton
                                    Title:   Chairman of the Board





                                    BY:   CP4 Real Estate Services Inc.
												General Partner



                                    BY:   /s/Kenneth L. Zakin
                                    Name:    Kenneth L. Zakin
                                    Title:   President and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                                            CP4 REAL ESTATE SERVICES INC.
                                            A General Partner



Date:  February 28, 1996                    BY:  /s/Kenneth L. Zakin
                                                    Kenneth L. Zakin
                                                    President and Director





Date: February 28, 1996                     BY:  /s/William Caulfield
                                                    William Caulfield
                                                    Vice President and
												Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                                         HS ADVISORS III. LTD.
                                         A General Partner




Date:    February 28, 1996               BY:  /s/Robert M. Stanton
                                              Robert M. Stanton
                                              Chairman of the Board of
                                              Hogan Stanton Investment,
                                              Inc., as general partner
                                              HS Advisors III, Ltd.





Date:   February 28, 1996                BY:  /s/Mark P. Mikuta
                                              Mark P. Mikuta
                                              President  of Hogan Stanton
                                              Investment, Inc., as general
                                              partner of HS Advisors III, Ltd.




Date:   February 28, 1996                BY:  /s/John L. Cote
                                              John L. Cote
                                              Vice President and Treasurer
                                              of Hogan Stanton Investment,
                                              Inc., as general partner of
                                              HS Advisors III, Ltd.





Date:  February 28, 1996                 BY:  /s/Julie R. Adie
                                              Julie R. Adie
                                              Vice President and Secretary
                                              of Hogan Stanton Investments,
                                              Inc. as general partner of
                                              HS Advisors III, Ltd.






                                   Exhibit 13




                         Commercial Properties 4, L.P.

                              1995 Annual Report



Commercial Properties 4, L.P., formerly "Hutton/GSH Commercial Properties 4," (the "Partnership") is a limited partnership formed in 1985 to invest in, operate and hold for investment, commercial real estate properties. The Partnership's original investments were comprised of two office buildings. Reflections at Deerwood Center, located in Jacksonville, Florida, was sold in 1994. The Partnership's sole remaining property is Crosswest Office Center, a three-story commercial office building containing approximately 134,000 net leasable square feet located in White Plains, New York, approximately twenty miles north of New York City.



     Administrative Inquiries              Performance Inquiries/Form 10-Ks
     Address Changes/Transfers             First Data Investor Services Group
     Service Data Corporation              P.O. Box 1527
     2424 South 130th Circle               Boston, Massachusetts 02104-1527
     Omaha, Nebraska 68144                 Attn: Financial Communications
     800-223-3464 (select option 1)        800-223-3464 (select option 2)


                  ----------  Message to Investors  ----------

Presented for your review is the 1995 Annual Report for Commercial Properties 4, L.P. Included in this report is an update on the Westchester County commercial real estate market and a discussion of operations at the Partnership's remaining property, Crosswest Office Center ("Crosswest").


Market Overview

Although still lagging behind other sectors of real estate, the commercial office market showed signs of improvement during 1995, particularly in the suburban office sector. However, demand for office space still varies widely from region to region as corporate layoffs persist and prospective tenants continue to be extremely selective in their choice of location. Moreover, despite the resurgence of investment in other segments of the real estate industry, lenders continue to be selective in providing capital for commercial office properties.

While the Westchester County office market continues to be adversely impacted by these factors, conditions have begun to improve. During the year, several large companies relocated to Westchester County from various surrounding areas, with one transaction involving an expansion by a large insurance carrier to
lease an additional 265,000 square feet in the city of White Plains.   As a
result, the area's overall vacancy rate, although still among the nation's highest, decreased from 22.6% at year-end 1994 to 18.6% as of the fourth quarter of 1995. Vacancy rates in the city of White Plains, where Crosswest is located, decreased to 24.3% at year-end 1995 compared to 28.6% a year earlier. Although vacancy rates are expected to decline further during 1996, the Westchester County market is expected to lag behind most of the nation in its recovery and conditions are likely to remain extremely competitive throughout 1996.


Property Update

Crosswest continues to outperform other properties in the area, maintaining a high occupancy level and stable tenant roster. During the year, the General Partners executed one new lease for 7,233 square feet, two lease expansions totaling 3,426 square feet and a lease renewal for 2,002 square feet. Consequently, the property was 98% leased to forty-two tenants as of November 30, 1995, relatively unchanged from 97% leased to thirty-five tenants a year earlier. None of the property's tenants generated rental income in excess of 10% of the Partnership's consolidated rental income. Four leases representing 4,973 square feet or approximately 4% of the property's leasable area are scheduled to expire during 1996.

As previously reported during the year, the local municipality approved the General Partners' request to expand the property's leasable space by 6,500 square feet by converting an existing first-floor storage area to usable office space. The General Partners are actively marketing this space, which will be converted only if it can be leased.

Largely due to higher average occupancy throughout 1995, compared to 1994, and higher rental rates earned in 1995, cash flow from operations generated by the property increased by 31%. Pursuant to the terms of the property's mortgage loan, the Partnership is required to retain a portion of the property's cash flow in reserve. Any excess cash flow will be used to replenish the Partnership's cash reserves and to pay for tenant improvements and leasing commissions associated with the property's ongoing leasing activities. Accordingly, it is anticipated that cash distributions will remain suspended for the foreseeable future.


Summary

Property operations are expected to remain stable during 1996 since few leases are scheduled to expire in the upcoming year. We also expect to complete various capital improvements during the year, and will continue our efforts to enhance the property's marketability to ensure that the property is well positioned for eventual sale when the Westchester County office market further improves. We will update you with respect to our efforts in future investor reports.


Very truly yours,

CP4 Real Estate Services Inc.         Hogan Stanton Investment, Inc.
General Partner                       General Partner of HS Advisors III, Ltd.

/s/ Kenneth L. Zakin                  /s/ Robert M. Stanton

Kenneth L. Zakin                      Robert M. Stanton
President                             Chairman


February 28, 1996


                   ---------- Financial Highlights ----------

For the years Ended November 30,
(dollars in thousands, except per Unit data)


                         1995        1994        1993        1992         1991

Total income         $  2,630    $  3,130    $  3,373    $  3,439     $  3,036
Net loss                 (234)     (3,967)     (1,114)     (1,270)      (1,385)
Total assets at
year end               15,417      15,525      26,131      25,983       27,807
Mortgages payable       2,781       2,899       8,722       7,846        8,510
Net cash provided
by (use for)
  operations              573         437          37         298          (18)
Net loss per Limited
  Partnership Unit:  $  (4.24)   $ (70.12)   $ (19.58)   $ (22.32)    $ (24.33)



Due to the sale of Reflections at Deerwood Center during the fourth quarter of 1994, the Partnership's results of operations for the year ended November 30, 1995 are not comparable to the corresponding period in 1994.


- Total income decreased primarily due to lower rental income in 1995, resulting from the sale of the Reflections property during the fourth quarter of 1994. Rental income related to Crosswest totaled $2,574,200 for the year ended November 30, 1995, compared with $2,201,128 in 1994. The increase is largely due to higher average occupancy at the property and an increase in rental rates on lease renewals.

- The lower net loss in 1995 is primarily attributable to the $2,286,388 loss
  recognized on the sale of    Reflections in 1994.  In addition, the lower
  loss in 1995 is also attributable to higher rental income, discussed above, and lower property operating expenses at Crosswest, which totaled $1,214,013 for the year ended November 30, 1995, compared to $1,343,259 for the year ended November 30, 1994.

- Net cash provided by operations increased is primarily a result of the improved operating performance at Crosswest.



Consolidated Balance Sheets
November 30, 1995 and 1994


Assets                                                  1995              1994

Real estate investments, at cost:
     Land                                       $  2,000,000      $  2,000,000
     Building and improvements                    18,027,287        17,678,184

                                                  20,027,287        19,678,184
     Less- accumulated depreciation               (7,380,618)       (6,447,519)

                                                  12,646,669        13,230,665

Cash and cash equivalents                            859,541           711,460
Restricted cash                                      769,775           424,788
Rent receivable, net of allowance
  for doubtful accounts of $16,989 in 1994            90,685            67,880
Prepaid expenses, net of accumulated
  amortization of $330,548 in 1995 and
  $259,614 in 1994                                   449,064           506,966
Deferred rent receivable                             401,144           373,893
Other assets, net of accumulated
  amortization of $36,523 in 1995 and
  $18,580 in 1994                                    200,176           209,493

     Total Assets                               $ 15,417,054      $ 15,525,145



Liabilities and Partners' Capital

Liabilities:
  Mortgage note payable                         $  2,780,986      $  2,899,294
  Accrued interest payable                            17,961            18,725
  Accounts payable and accrued expenses              423,101           421,279
  Due to affiliates                                3,844,167         3,600,702

     Total Liabilities                             7,066,215         6,940,000


Partners' Capital (Deficit):
  General Partners                                  (135,482)         (140,127)
  Limited Partners                                 8,486,321         8,725,272

     Total Partners' Capital                       8,350,839         8,585,145

     Total Liabilities and Partners' Capital    $ 15,417,054      $ 15,525,145




Consolidated Statements of Operations
For the years ended November 30, 1995, 1994 and 1993

Income                                        1995          1994          1993

Rent                                   $ 2,574,200   $ 3,087,351   $ 3,364,498
Interest                                    55,393        13,585         8,593
Other income                                     -        28,713             -

     Total Income                        2,629,593     3,129,649     3,373,091


Expenses

Property operating                       1,214,013     2,059,703     1,806,845
Depreciation and amortization            1,069,494     1,606,645     1,459,301
Interest                                   430,618       983,502       932,063
General and administrative                 149,774       172,234       152,061
Bad debt expense                                 -        24,930        59,123

     Total Expenses                      2,863,899     4,847,014     4,409,393


Loss before loss on sale of
  property and minority interest          (234,306)   (1,717,365)   (1,036,302)
Loss on sale of property                         -    (2,286,388)            -

Loss before minority interest             (234,306)   (4,003,753)   (1,036,302)
Minority interest                                -        36,453       (78,137)

     Net loss                          $  (234,306)  $(3,967,300)  $(1,114,439)



Net Income (Loss) Allocated:

To the General Partners                $     4,645   $   (16,809)  $   (11,144)
To the Limited Partners                   (238,951)   (3,950,491)   (1,103,295)

                                       $  (234,306)  $(3,967,300)  $(1,114,439)

Per limited partnership unit
   (56,341 units outstanding)          $     (4.24)  $    (70.12)  $    (19.58)





Consolidated Statements of Partners' Capital (Deficit)
For the years ended November 30, 1995, 1994 and 1993

                                         General         Limited          Total
                                        Partners        Partners       Partners


Balance at November 30, 1992         $  (112,174)   $ 13,779,058   $ 13,666,884
Net loss                                 (11,144)     (1,103,295)    (1,114,439)

Balance at November 30, 1993            (123,318)     12,675,763     12,552,445
Net loss                                 (16,809)     (3,950,491)    (3,967,300)

Balance at November 30, 1994            (140,127)      8,725,272      8,585,145
Net income (loss)                          4,645        (238,951)      (234,306)

Balance at November 30, 1995         $  (135,482)   $  8,486,321   $  8,350,839




Consolidated Statements of Cash Flows
For the years ended November 30, 1995, 1994 and 1993

Cash Flows from Operating Activities:           1995          1994         1993

Net loss                                 $  (234,306)  $(3,967,300) $(1,114,439)
Adjustments to reconcile net loss
to net cash provided by operating
activities:
  Depreciation and amortization            1,069,494     1,606,645    1,459,301
  Minority interest                                -       (36,453)      78,137
  Loss on sale of property                         -     2,286,388            -
  Increase (decrease) in cash arising
  from changes in operating assets and
  liabilities:
    Restricted cash                         (344,987)      117,492     (166,556)
    Rent receivable                          (22,805)       88,620      (60,278)
    Prepaid expenses and other assets        (69,176)     (111,074)    (371,228)
    Deferred rent receivable                 (27,251)      205,857      (95,730)
    Accrued interest payable                    (764)      (27,766)     (29,019)
    Accounts payable and accrued expenses    (40,943)       35,764      174,558
    Due to affiliates                        243,465       238,655      162,541

Net cash provided by operating activities    572,727       436,828       37,287


Cash Flows from Investing Activities:

Additions to real estate                    (306,338)     (677,979)    (996,755)
Proceeds from sale of property                     -     6,977,000            -
Closing costs                                      -      (323,040)           -

Net cash provided by (used for)
investing activities                        (306,338)    5,975,981     (996,755)


Cash Flows from Financing Activities:

Mortgage principal payments                 (118,308)   (5,822,696)  (2,123,861)
Mortgage proceeds                                  -             -    3,000,000
Mortgage fees                                      -             -     (123,598)


Net cash provided by (used for)
  financing activities                      (118,308)   (5,822,696)     752,541

Net increase (decrease) in cash and
  cash equivalents                           148,081       590,113     (206,927)
Cash and cash equivalents at beginning
  of year                                    711,460       121,347      328,274

Cash and cash equivalents at end of year $   859,541   $   711,460  $   121,347


Supplemental Disclosure of Cash Flow
  Information:

Cash paid during the period for interest $   220,552   $   842,801  $   837,440

Supplemental Disclosure of Non-Cash
  Investing Activities:

Amount reclassified from minority
  interest to real estate investments as
  a building basis adjustment            $         -   $ 1,026,164  $         -

Tenant improvements funded through
  accounts payable                       $    42,765   $         -  $         -





Notes to Consolidated Financial Statements
November 30, 1995, 1994 and 1993

1. Organization
Commercial Properties 4, L.P. (the "Partnership") was organized as a Limited Partnership under the laws of the State of Virginia pursuant to a Certificate and Agreement of Limited Partnership dated and filed November 1, 1984 (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and operating certain types of commercial real estate. The General Partners of the Partnership are CP4 Real Estate Services Inc. ("CP4 Services"), which is an affiliate of Lehman Brothers (see below), and HS Advisors III, Ltd. ("HS Advisors"), which is an affiliate of Goodman Segar Hogan Hoffler, L.P., (see below). The Partnership will continue until December 31, 2010, unless sooner terminated in accordance with the terms of the Partnership Agreement.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. ("Lehman Brothers").
The transaction did not affect the ownership of the General Partners. However, the assets acquired by Smith Barney included the name "Hutton". Consequently, effective October 8, 1993, the Hutton Real Estate Services XI, Inc. General Partner changed its name to CP4 Real Estate Services Inc., and effective August 3, 1995, Hutton/GSH Commercial Properties 4 changed its name to Commercial Properties 4, L.P. to delete any reference to "Hutton".

On August 1, 1993, Goodman Segar Hogan, Incorporated ("GSH") transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a one percent interest in GSHH. The stockholders of GSHH Inc. are GSH with a sixty-two percent stock interest and H.K. Associates, L.P., an affiliate of Armada/Hoffler ("HK"), with a thirty-eight percent stock interest. The remaining ninety-nine percentage interests in GSHH are limited partnership interests owned fifty percent by GSH and forty-nine percent by HK. The transaction did not affect the ownership of the General Partners.

Effective May 31, 1994, Enal Productions ("Enal"), the coventurer of Skytop Associates Joint Venture ("Skytop"), withdrew and assigned all of its right, title and interest in Skytop to the Partnership. The minority interest attributed to Enal in the amount of $1,026,164 was accounted for as a reduction in the net carrying value of real estate investments. No consideration was paid to Enal as part of this transaction. As a result of the withdrawal of Enal and the transfer of interest to the Partnership, Skytop dissolved as of May 31, 1994.

2. Significant Accounting Policies

Consolidation - The consolidated financial statements include the accounts of the Partnership and its ventures, Skytop and Deerwood Center Associates Joint Venture ("Deerwood"). The Partnership had a 100% share of ownership of capital in both its ventures up through the dissolution of Skytop on May 31, 1994. As of November 30, 1995 and 1994, the consolidated financial statements include the accounts of the Partnership and Deerwood, in which the Partnership continues to have a 100% share of ownership of capital. Intercompany accounts and transactions between the Partnership and its joint ventures have been eliminated in consolidation.

Cash Equivalents - Cash equivalents consist of short-term highly liquid investments which have maturities of three months or less from the date of purchase. The carrying value approximates fair value because of the short maturity of these instruments.

Restricted Cash - Restricted cash represents funds escrowed for future payment of real estate taxes and excess cash from Crosswest Office Center (Note 5) operations escrowed for capital improvements and leasing commissions.

Real Estate - As a result of the Reflections at Deerwood Office Center sale (Note 6), real estate investments consist of just one commercial office building at November 30, 1995 and 1994, and are recorded at cost less accumulated depreciation. Cost includes the initial purchase price of the property plus closing costs, acquisition and legal fees and capital improvements. Depreciation is computed using the straight-line method based on estimated useful lives of 10 to 25 years, except for tenant improvements, which are depreciated over the terms of the respective leases.

Leases are accounted for as operating leases. Leasing commissions are amortized over the terms of the respective leases and are included in prepaid expenses, net of accumulated amortization.

Accounting for Impairment - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted FAS 121 during the fourth fiscal quarter of 1995. Based on current circumstances, the adoption of FAS 121 had no impact on the financial statements.

Deferred rent receivable - consists of rental income which is recognized on a straight-line basis over the term of the respective leases but will not be received until later periods.

Financing Costs - Financing costs are amortized over the life of the mortgage note (Note 6) and are included in other assets, net of accumulated amortization.

Income Taxes - No provision for income taxes has been made in the financial statements since such taxes are the responsibility of the individual partners rather than the Partnership.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3. The Partnership Agreement

The Partnership Agreement provides that the net cash from operations, as defined, for each fiscal year will be distributed on a quarterly basis 98% to the Limited Partners and 2% to the General Partners until each Limited Partner has received a 9% annual, noncumulative return on his adjusted capital investment, as defined. The remaining net cash from operations will then be distributed to the General Partners until the General Partners have received 10% of the aggregate net cash from operations distributed to all partners. The balance of net cash from operations will then be distributed 90% to the Limited Partners and 10% to the General Partners.

Net proceeds from sales or refinancings shall be distributed 99% to the Limited Partners and 1% to the General Partners until each Limited Partner has received an amount equal to his adjusted capital and a 10% cumulative annual return thereon, reduced by any net cash from operations previously distributed to such Limited Partner. The balance of net proceeds from sales or refinancings will then be distributed 85% to the Limited Partners and 15% to the General Partners.

Income before depreciation for any fiscal year and all gains from sales or refinancings will be allocated in substantially the same manner as net cash from operations. Losses and depreciation for any fiscal year shall be allocated 99% to the Limited Partners and 1% to the General Partners.

Upon the dissolution of the Partnership, the General Partners shall contribute to the capital of the Partnership, an amount not to exceed 1% of the total capital contributions made by all the Partners, less any prior capital contributions made by the General Partners. In no event shall the General Partners be obligated to contribute an amount in excess of any negative balance in their respective capital accounts, except as noted below.

If as a result of the dissolution of the Partnership, the sum of the Limited Partners' capital contributions plus an amount equal to an 6% cumulative annual return on each Limited Partner's adjusted capital value less any distributions made to each Limited Partner from net cash flow from operations, exceeds aggregate distributions to the Limited Partners of net proceeds from a sale or refinancing, the General Partners will contribute to the Partnership for distribution to the Limited Partners an amount equal to the lesser of such excess or the aggregate distribution of net proceeds from a sale or refinancing distributed to the General Partners.


4. Transactions with the General Partners and Affiliates

The following is a summary of the amounts earned by or accrued to the General Partners and their affiliates during the years ended November 30, 1995, 1994 and 1993:

                                     Unpaid
                                November 30,                   Earned
                                       1995         1995        1994       1993

Advances and related interest   $ 2,444,091    $ 210,830   $ 168,465  $ 143,544
Administrative salaries and
  expenses                          308,751       69,821      70,706     76,520
Acquisition fees                    623,925            -           -          -
Selling commissions                 467,400            -           -          -

                                $ 3,844,167    $ 280,651   $ 239,171  $ 220,064



The above amounts were earned by or accrued to the General Partners and their affiliates as follows:

                                     Unpaid
                                November 30,                   Earned
                                       1995         1995        1994       1993

CP4 Services and affiliates     $ 3,584,966    $ 280,651   $ 239,171  $ 220,064
HS Advisors and affiliates          259,201            -           -          -

                                $ 3,844,167    $ 280,651   $ 239,171  $ 220,064



The advances from CP4 Services bear interest at the prime rate. The advances are to be repaid from future cash flows of the Partnership, when available. Interest expense recorded on the advances was $210,830, $168,465 and $143,544 during 1995, 1994 and 1993, respectively.


5. Real Estate Investments

Since inception, the Partnership acquired two commercial office buildings through investments in joint ventures as follows:

                              Rentable
                                Square                      Date       Purchase
Property Name                     Feet       Location     Acquired        Price

Crosswest Office Center (a)    152,000   Westchester, NY   9/10/85  $16,048,055
Reflections at Deerwood
  Office Center (b)            114,000  Jacksonville, FL  12/17/85  $11,300,170


(a)	The Crosswest Office Center was acquired by Skytop.

(b) Reflections at Deerwood Office Center ("Deerwood Office Center") was acquired by Deerwood and was sold on November 30, 1994.

The Joint Venture agreement of Skytop substantially provided that:

(i) Net cash from operations was to be distributed to the Partnership until it had received an annual, noncumulative return on its capital contribution, as defined, of 11%. Any remaining cash from operations was to be distributed 60% to the Partnership and 40% to the coventurer. Skytop was dissolved as of May 31, 1994 (Note 1).

(ii) Prior to the dissolution of Skytop, operating losses and depreciation were allocated 100% to the Partnership.

(iii) Prior to the dissolution of Skytop, taxable income from operations was to be allocated to the coventurer to the extent of cash distributions made during the year. The first $50,000 of the excess of income over cash distributions was to be allocated 60% to the Partnership and 40% to the coventurer. The amount in excess of $50,000 was to be allocated 99% to the Partnership and 1% to the coventurer. Since May 31, 1994, the Partnership will be allocated 100% of taxable income from operations (Note 3).

The Joint Venture agreement of Deerwood substantially provides that:

(i) Net cash from operations will be distributed to the Partnership until it has received an annual, noncumulative return on its capital contribution, as defined, of 12%. Any remaining cash from operations will be distributed 80% to the Partnership and 20% to the coventurer.

(ii) Net proceeds from the sale of the Deerwood Office Center will be distributed as follows: first, 100% to the Partnership until it has received 115% of its capital contribution, and a 12% cumulative return on its adjusted capital investment, as defined; second, approximately $100,000 to the Deerwood coventurer; and third, 80% to the Partnership and 20% to the Deerwood coventurer. Upon the sale of the Deerwood Office Center, there were no net proceeds available for distribution in excess of the primary obligation to the Partnership.

(iii) Operating losses and depreciation will be allocated 100% to the Partnership.

        Taxable income from operations will be allocated to the coventurer to the extent of cash distributions made during the year. The excess of income over cash distributions will be allocated 80% to the Partnership and 20% to the coventurer.

(iv) A loss from the sale of the Deerwood Office Center would be allocated to each coventurer to the extent that the coventurer had a positive capital account prior to the transaction. The remainder was to be allocated 80% to the partnership and 20% to the coventurer. Deerwood was sold on November 30, 1994 (Note 6).


6. Mortgage Notes Payable

Skytop Associates Joint - Venture On October 10, 1990, the Partnership entered into a mortgage loan agreement with Apple Bank for Savings. The principal amount of the loan was $1,973,861 and bore interest at 10.25% and was payable in equal monthly installments of $18,117, applied to principal and interest, commencing December 1, 1990 through October 1, 1993. On October 1, 1993, the entire balance of the debt outstanding was due and payable. At the option of the General Partners, the loan was extended to November 18, 1993. The loan was collateralized by the Crosswest Office Center. Interest on the loan for the year ended November 30, 1993 was paid in the amount of $211,167.

On November 18, 1993, the extended maturity date, the Partnership obtained replacement financing on its Skytop Associates Joint Venture property from The Penn Mutual Life Insurance Company, an unaffiliated party. Total proceeds of $3,000,000 were received and are collateralized by a Mortgage and Security Agreement and an Assignment of Rents and Leases Agreement encumbering the property. The Partnership increased the amount of the mortgage debt on the property in order to provide funds to complete the leasing of the property. This loan is for a term of seven years and bears interest at an annual rate of 7.75% requiring monthly installments of principal and interest based on a 15 year amortization schedule. The loan also requires a building lockbox account, into which all excess rental receipts are directly deposited each month.


The proceeds of this financing were disbursed as follows:

        Apple Bank for Savings mortgage                 $ 1,958,053
        Tenant improvements                                 549,273
        Net fundings to escrow accounts                     247,713
        Mortgage fees                                       123,598
        Leasing commissions and miscellaneous               121,363

                                                        $ 3,000,000


As a result of the withdrawal of Enal and the transfer of Enal's right, title, and interest in Skytop to the Partnership as of May 31, 1994, (Note 1), the Partnership agreed to be bound by all of the obligations of Skytop pursuant to the Mortgage and Security Agreement and the Assignment of Rents and Leases that encumbered the property as of May 31, 1994.


Annual principal maturities of the mortgage note over the next five years are as follows:


        1996                            $   127,809
        1997                                138,074
        1998                                149,163
        1999                                161,143
        2000                                174,086
        Thereafter                        2,030,711

                                        $ 2,780,986


Deerwood Center Associates Joint Venture - On December 12, 1988, Deerwood Center Associates Joint Venture entered into a mortgage loan agreement with Aetna Life Insurance Company ("Aetna") for $6,521,990, replacing the original mortgage of $5,000,000, and collateralized by the Reflections at Deerwood Office Center. The proceeds from the refinancing were utilized to retire the outstanding balance of the original mortgage loan, with excess proceeds used to fund other obligations of the Partnership and to establish a working capital reserve for future expenditures of the Partnership. In connection with the loan refinancing, closing costs incurred in the amount of $122,967 were amortized over the term of the loan. Interest on the loan was paid in the amounts of $580,210 and $570,249 for the years ended November 30, 1994 and 1993, respectively.

On January 1, 1992 the Partnership's mortgage on the Reflections property in the principal amount of $6,521,990 matured. The Partnership was unable to repay or refinance the mortgage before this date. Although failure to pay off the mortgage constituted an event of default, Aetna agreed to forebear collection of the mortgage note while negotiations for an extension or modification continued, during which time the Partnership continued to make regularly scheduled debt service payments according to the terms of the mortgage loan agreement. In February 1992, the General Partners and Aetna agreed in principle to extend and modify the mortgage and, on June 16, 1992, signed and executed such agreement. The effective date of the loan was January 1, 1992, and the maturity date of the loan was extended to January 1, 1995. The loan bore interest at 9.75% per annum, with monthly payments of interest due beginning on the first day of the month following the effective date of the agreement and continuing on the first day of each month thereafter to and including the new maturity date, at which time the outstanding principal balance was due and payable.

The lender also required the Partnership to establish an escrow account for the purpose of funding tenant improvements, leasing commissions, repairs and maintenance, and capital improvements at the property. On June 16, 1992, the Partnership made an initial deposit of $197,900 to this account. Thereafter, all cash flow generated at the property was paid into the escrow account on a monthly basis and was released in accordance with the terms and conditions described in the loan documents. In addition, the lender's approval was also required on all future leases. The balance in the tenant improvement escrow account was disbursed on November 30, 1994 and applied toward the mortgage, as a result of the sale of the property on the same date (see below). In connection with the loan remodification, closing costs incurred in the amount of $31,060 were being amortized over the term of the loan. The closing costs and related accumulated amortization were written off at year end. As requir ed by the terms of the agreement, the Partnership made a cash payment of $650,000 on June 16, 1992 to Aetna to be applied to the outstanding principal balance of the loan. Such payment was funded with a portion of the proceeds from the Crosswest Loan obtained in 1990 and Partnership cash flow from operations. A cash payment of $150,000 was made on January 1, 1993 and a cash payment of $150,000 was due on January 1, 1994, with the remaining principal balance of $5,571,990 due upon maturity in 1995. Deerwood did not make the principal payment of $150,000 due on January 1, 1994 and, as a result, was in default on this mortgage obligation for most of the fiscal year.

On November 30, 1994, the Deerwood Office Center was sold for a gross sales price of $6,977,000. Proceeds from the sale, after payment of Deerwood Office Center's outstanding mortgage balance and closing costs, totaled $647,205, which was added to the Partnership's cash reserves. The net loss related to the disposition of Deerwood Office Center was $2,286,388.


7. Rental Income Under Operating Leases

Future minimum rental income on noncancellable operating leases at Crosswest Office Center as of November 30, 1995 is as follows:


                1996                    $  2,266,102
                1997                       2,086,600
                1998                       1,560,588
                1999                         850,644
                2000                         633,014
                Thereafter                   831,758

                                        $  8,228,706



Generally, leases are for terms of three to five years, contain renewal options and allow for increases in certain property operating expenses to be passed on to tenants. During the year ended November 30, 1993, 19% of rental income was derived from one tenant. This tenant vacated the premise in early fiscal 1994.


8. Reconciliation of Net Loss to Tax Loss

For the year ended November 30, 1995 and 1994, the net loss reported in the financial statements exceeded the tax loss by $131,312 and $992,480, respectively. For the year ended November 30, 1993, the tax loss exceeded the net loss reported in the financial statements by $112,532. These differences are due to the differences between the tax basis and financial statement basis of buildings and improvements and the use of accelerated methods of depreciating real estate for tax purposes as compared to the straight-line method used for financial statement purposes. In addition, rental income is recorded on a straight-line basis over the term of the lease for financial statement purposes, and is reportable for tax purposes when received or receivable.



Report of Independent Auditors


General and Limited Partners
Commercial Properties 4, L.P.
and Consolidated Ventures


We have audited the accompanying consolidated balance sheets of Commercial Properties 4, L.P. and Consolidated Ventures as of November 30, 1995 and 1994, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended November 30, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above represent fairly, in all material respects, the consolidated financial position of Commercial Properties 4, L.P. and Consolidated Ventures at November 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1995, in conformity with generally accepted accounting principles.



                                                        ERNST & YOUNG LLP


Boston, Massachusetts
January 15, 1996





Comparison of Acquisition Costs to Appraised Value and Determination of Net Asset Value Per $500 Unit at November 30, 1995 (Unaudited)

                                          Acquisition Cost
                                           (Purchase Price       Partnership's
                                              Plus General            Share of
                                                  Partners'        November 30,
                                  Date of      Acquisition      1995 Appraised
Property                      Acquisition             Fees)           Value (1)

Crosswest Office Center (2)     09-10-85      $ 17,478,593        $  7,519,014

Cash and cash equivalents                                              859,541
Restricted cash                                                        769,775
Rent receivable                                                         90,685
Prepaid expenses                                                        50,474
Other assets                                                            47,515

                                                                     9,337,004
Less:
  Total liabilities - net of
    mortgage loan                                                   (4,285,229)

Partnership Net Asset
   Value (3)                                                      $  5,051,775

Net Asset Value Allocated:
  Limited Partners                                                $  5,001,257
  General Partners                                                      50,518

                                                                  $  5,051,775

Net Asset Value Per Unit
  (56,341 units outstanding)                                            $88.77


(1) This represents the Partnership's share of the November 30, 1995 Appraised Value, which was determined by an independent property appraisal firm.

(2) The Acquisition Cost and the Partnership's share of the November 30, 1995 Appraised Value are net of outstanding mortgage loan balance at the time of acquisition and at November 30, 1995.

(3) The Net Asset Value assumes a hypothetical sale at November 30, 1995 of the Partnership's property at a price based upon its value as a rental property, as determined by an independent property appraisal firm, and the distribution of the proceeds of such sale, combined with the Partnership's cash, after liquidation of the Partnership's liabilities to the Partners. Real estate brokerage commissions payable to the General Partners or others are not determinable at this time and have not been included in the determination. Since the Partnership would incur real estate brokerage commissions and other selling expenses in connection with the sale of its properties and other assets, cash available for distribution to the Partners would be less than the appraised Net Asset Value.

Limited Partners should note that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for property which the appraiser believes are comparable. Further, the appraised value also does not reflect the actual costs which would be incurred in selling the property. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's property and the price at which Units of the Partnership could be sold is likely to be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuation of Units should consider all relevant factors, including, but not limited to Net Asset Value per Unit, in determining the fair market value of the investment in the Partnership for such purposes.





                         COMMERCIAL PROPERTIES 4, L.P.

            Schedule III - Real Estate and Accumulated Depreciation

                               November 30, 1995


                                               Initial        Cost Capitalized
                                               Cost to              Subsequent
                                           Partnership          To Acquisition



                                                 Buildings and    Buildings and
Description          Encumbrances         Land    Improvements     Improvements

Commercial Property:

Crosswest Office
  Center               $2,780,986   $2,000,000     $14,048,055       $3,979,232


                       $2,780,986   $2,000,000     $14,048,055       $3,979,232





                         COMMERCIAL PROPERTIES 4, L.P.

            Schedule III - Real Estate and Accumulated Depreciation

                               November 30, 1995




                Gross Amount at Which Carried at Close of Period


                                    Buildings and                 Accumulated
Description                   Land   Improvements         Total  Depreciation


Crosswest Office Center $2,000,000    $18,027,287   $20,027,287    $7,380,618


                        $2,000,000    $18,027,287   $20,027,287(1) $7,380,618(2)






                         COMMERCIAL PROPERTIES 4, L.P.

            Schedule III - Real Estate and Accumulated Depreciation

                               November 30, 1995


                                                            Life on which
                                                             Depreciation
                                                                in Latest
                           Date of             Date     Income Statements
Description                Construction    Acquired           is Computed


Crosswest Office Center            1985     9/10/85           10-25 years




(1) For Federal income tax purposes, the aggregate cost of land, building and improvements is approximately $18,875,524.

(2) The amount of accumulated depreciation for Federal income tax purposes is approximately $7,687,252.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended November 30, 1995, 1994 and 1993:

Real Estate investments:                1995            1994            1993

Beginning of year               $ 19,678,184   $  33,020,145   $  32,023,390
Acquistions                          349,103         677,979         996,755
Basis adjustment, net                      0        (993,239)              0
Dispositions                               0     (13,026,701)              0

End of year                     $ 20,027,287   $  19,678,184   $  33,020,145


Accumulated Depreciation:

Beginning of year               $  6,447,519   $   9,201,289   $   7,901,968
Depreciation expense                 933,099       1,459,886       1,299,321
Dispositions                               0      (4,213,656)              0

End of year                     $  7,380,618   $   6,447,519   $   9,201,289




Consent of Independent Auditors



We consent to the incorporation by reference in this Annual Report (Form 10-K) of Commercial Properties 4, L.P. of our report dated January 12, 1996, included in the 1995 Annual Report to Shareholders of Commercial Properties 4, L.P. and Consolidated Ventures.

Our audit also included the financial statement schedule of Commercial Properties 4, L.P. and Consolidated Ventures listed in Item 14(a). This schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statements schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.




                                                        ERNST & YOUNG LLP



Boston, Massachusetts
January 12, 1996