Form 10-Q
period 1996-02-29
HUTTON GSH COMMERCIAL PROPERTIES 4
filed 1996-04-15
CIK 759852

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended February 29, 1996

    or

           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-14342



                         COMMERCIAL PROPERTIES 4, L.P.
              ----------------------------------------------------
              Exact Name of Registrant as Specified in its Charter



        Virginia
       ----------                                         11-2711361
State or Other Jurisdiction of                           ------------
Incorporation or Organization                I.R.S. Employer Identification No.



3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson
- - - -------------------------------------                            10285
Address of Principal Executive Offices                          -------
                                                                Zip Code




                                 (212) 526-3237
                                ----------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____




Consolidated Balance Sheets                 At February 29,    At November 30,
- - - ---------------------------                           1996               1995

Assets
Real estate, at cost:
  Land                                        $  2,000,000       $  2,000,000
  Building and improvements                     17,998,366         18,027,287
                                                19,998,366         20,027,287
  Less accumulated depreciation                 (7,618,165)        (7,380,618)
                                                12,380,201         12,646,669

Cash and cash equivalents                          737,875            859,541
Restricted cash                                  1,117,846            769,775
Rent receivable                                    109,587             90,685
Prepaid expenses, net of accumulated
  amortization of $330,727 in 1996 and
  $330,548 in 1995                                 451,413            449,064
Deferred rent receivable                           396,795            401,144
Other assets, net of accumulated amortization
  of $41,009 in 1996 and $36,523 in 1995           195,690            200,176

      Total Assets                            $ 15,389,407       $ 15,417,054



Liabilities and Partners' Capital (Deficit)

Liabilities:
  Mortgage note payable                       $  2,749,953       $  2,780,986
  Accrued interest payable                          17,760             17,961
  Accounts payable and accrued expenses            419,973            423,101
  Due to affiliates                              3,914,649          3,844,167
      Total Liabilities                          7,102,335          7,066,215
Partners' Capital (Deficit):
  General Partners                                (133,993)          (135,482)
  Limited Partners (56,341 units outstanding)    8,421,065          8,486,321
      Total Partners' Capital                    8,287,072          8,350,839

      Total Liabilities and Partners' Capital $ 15,389,407       $ 15,417,054




Consolidated Statement of Partners' Capital (deficit)
- - - -----------------------------------------------------


For the three months ended              General         Limited
February 29, 1996                      Partners        Partners         Total

Balance at November 30, 1995         $ (135,482)    $ 8,486,321   $ 8,350,839
Net income (loss)                         1,489         (65,256)      (63,767)
Balance at February 29, 1996         $ (133,993)    $ 8,421,065   $ 8,287,072



Consolidated statements of Operations
- - - -------------------------------------

For the three months ended February 29,
and February 28,                                          1996           1995

Income

Rental                                               $ 662,147      $ 624,909
Interest                                                18,419         11,112
    Total income                                       680,566        636,021

Expenses

Property operating                                     321,391        280,593
Depreciation and amortization                          276,480        263,946
Interest expense                                       105,987        107,639
General and administrative                              40,475         42,774
    Total expenses                                     744,333        694,952

    Net Loss                                         $ (63,767)     $ (58,931)

Net Income (Loss) Allocated:
To the General Partners                              $   1,489      $    (589)
To the Limited Partners                                (65,256)       (58,342)
                                                     $ (63,767)     $ (58,931)
Per limited partnership unit
(56,341 outstanding)                                    $(1.16)        $(1.04)



Consolidated Statements of Cash Flows
- - - -------------------------------------

For the three months ended February 29,
and February 28,                                          1996            1995

Cash Flows From Operating Activities

Net loss                                           $   (63,767)    $   (58,931)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
   Depreciation and amortization                       276,480         263,946
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities
        Restricted cash                               (348,071)        126,666
        Rent receivable                                (18,902)        (11,165)
        Prepaid expenses and other assets              (32,973)        (32,445)
        Deferred rent receivable                         4,349         (16,895)
        Accrued interest payable                          (201)        (18,725)
        Accounts payable and accrued expenses           (7,268)         53,126
        Due to affiliates                               70,482          34,595
Net cash provided by (used for) operating
  activities                                          (119,871)        340,172

Cash Flows From Investing Activities
Tenant reimbursements for improvements                  36,390               -
Additions to real estate                                (7,152)       (135,864)
Net cash provided by (used for) investing
  activities                                            29,238        (135,864)

Cash Flows From Financing Activities
Mortgage principal payments                            (31,033)        (38,425)
Net cash used for investing activities                 (31,033)        (38,425)
Net increase (decrease) in cash and cash
  equivalents                                         (121,666)        165,883
Cash and cash equivalents, beginning of period         859,541         711,460
Cash and cash equivalents, end of period           $   737,875     $   877,343

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest           $    53,682     $    74,529

Supplemental Disclosure of Non-Cash Investing
  Activities
Tenant improvements funded through accounts
  payable                                          $     4,140     $         -
Write-off of fully depreciated tenant
  improvements                                     $     3,823     $         -



Notes to the Consolidated Financial Statements
- - - ----------------------------------------------

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 29, 1996 and the results of operations and cash flows for the three months ended February 29, 1996 and 1995 and the statement of changes in partner's capital (deficit) for the three months ended February 29, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
- - - -------------------------------
Since the full amount of units offered was not sold, insufficient funds were raised to meet the Partnership's commitments with respect to the acquisition and lease-up of the properties. In order to meet these commitments, the General Partners have postponed reimbursements of certain fees and expenses. Funds made available by deferring payment of the acquisition fee at Reflections at Deerwood Center ("Reflections") have been fully distributed to the Limited Partners as cash distributions. Cash flow from operations is currently being utilized to make payments on the principal balance of the mortgage secured by Crosswest Office Center ("Crosswest") or held in escrow to fund future mortgage payments. As a result, cash distributions are not currently being paid to investors and no further cash distributions will be made until the Partnership is generating sufficient cash flow in excess of these requirements.

On November 30, 1994, Reflections was sold and proceeds from the sale, after payment of Reflections' outstanding mortgage balance and closing costs, were added to the Partnership's cash reserves.

The Partnership had cash and cash equivalents at February 29, 1996 of $737,875, compared with $859,541 at November 30, 1995. The decrease is primarily attributable to the transfer of excess cash to the building lockbox escrow account which was set up during the fourth quarter of 1993, pursuant to Crosswest's amended loan agreement. At February 29, 1996, the Partnership also had a restricted cash balance of $1,117,846 compared with $769,775 at November 30, 1995. The increase reflects the transfer of excess cash into the building lockbox escrow. The restricted cash balance at February 29, 1995 consisted of $137,416 reserved to fund real estate taxes at Crosswest and $980,430 representing the building lockbox escrow. The Partnership's cash balance, along with funds generated by operating activities, are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.


Results of Operations
- - - ---------------------
Partnership operations resulted in a net loss of $63,767 for the three months ended February 29, 1996, compared with a net loss of $58,931 for the three months ended February 28, 1995. The slightly higher loss for the 1996 period is primarily attributable to an increase in property operating expenses, partially offset by higher rental and interest income.

Rental income totaled $662,147 and $624,909 for the three months ended February 29, 1996 and February 28, 1995, respectively. The higher rental income in 1996 is largely due to an increase in base rent resulting from higher occupancy and increased rental rates. Interest income totaled $18,419 and $11,112 for the three months ended February 29, 1996 and February 28, 1995, respectively. The increase reflects the Partnership's higher lockbox escrow cash balance for the 1996 period.

Property operating expenses totaled $321,391 for the three months ended February 29, 1996, compared with $280,593 for the three months ended February 28, 1995. The increase is primarily attributable to higher local municipal taxes and increased repair and maintenance expenses associated with higher snow removal costs during the quarter.

As of February 29, 1996, Crosswest was 99% leased, compared to 97% as of February 28, 1995.



Part II         Other Information

Items 1-5       Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits -

                           (27) Financial Data Schedule

                (b) Reports on Form 8-K - On March 15, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on March 21, 1996.





                                         SIGNATURES
                                        ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        COMMERCIAL PROPERTIES 4, L.P.

                                BY:     CP4 REAL ESTATE SERVICES INC.
                                        General Partner



Date:   April 12, 1996                  BY:  /s/ Kenneth L. Zakin
                                             Director and President





Date:   April 12, 1996                  BY:  /s/William Caulfield
                                             Vice President and
                                             Chief Financial Officer