Form 10-Q
period 1996-05-31
COMMERCIAL PROPERTIES 4 L P
filed 1996-07-15
CIK 759852

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended May 31, 1996

   or


         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the Transition period from ______  to ______


                        Commission File Number: 0-14342


                         COMMERCIAL PROPERTIES 4, L.P.
                       ----------------------------------
              Exact Name of Registrant as Specified in its Charter


        Virginia                                       11-2711361
       ----------                                   ---------------
State or Other Jurisdiction of
Incorporation or Organization              I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson
- --------------------------------------                           10285
Address of Principal Executive Offices                          -------
                                                                Zip Code



                                 (212) 526-3237
                              -------------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____


Consolidated Balance Sheets                      At May 31,    At November 30,
                                                      1996               1995

Assets
Real estate, at cost:
  Land                                         $ 2,000,000        $ 2,000,000
  Building and improvements                     18,061,259         18,027,287
                                                20,061,259         20,027,287
  Less accumulated depreciation                 (7,858,256)        (7,380,618)
                                                12,203,003         12,646,669

Cash and cash equivalents                        1,410,217            859,541
Restricted cash                                    505,999            769,775
Rent receivable                                    100,293             90,685
Prepaid expenses, net of accumulated
  amortization of $361,532 in 1996
  and $330,548 in 1995                             511,882            449,064
Deferred rent receivable                           386,960            401,144
Other assets, net of accumulated amortization
  of $45,494 in 1996 and $36,523 in 1995           191,204            200,176
     Total Assets                              $15,309,558        $15,417,054


Liabilities and Partners' Capital

Liabilities:
  Mortgage note payable                        $ 2,718,316        $ 2,780,986
  Accrued interest payable                          17,556             17,961
  Accounts payable and accrued expenses            320,189            423,101
  Due to affiliates                              3,982,967          3,844,167
     Total Liabilities                           7,039,028          7,066,215
Partners' Capital (Deficit):
  General Partners                                (132,274)          (135,482)
  Limited Partners (56,341 units outstanding)    8,402,804          8,486,321
     Total Partners' Capital                     8,270,530          8,350,839
        Total Liabilities and Partners'
        Capital                                $15,309,558        $15,417,054





Consolidated Statement of Partners' Capital (Deficit)
For the six months ended May 31, 1996
                                                        General       Limited
                                        Partners       Partners         Total
Balance at November 30, 1995          $ (135,482)    $8,486,321    $8,350,839
Net income (loss)                          3,208        (83,517)      (80,309)
Balance at May 31, 1996               $ (132,274)    $8,402,804    $8,270,530



Consolidated Statements of Operations
                        Three months ended May 31,    Six months ended May 31,
                           1996           1995            1996           1995
Income
Rental                $ 667,143      $ 613,247      $1,329,290     $1,238,156
Interest                 19,078         12,950          37,497         24,062
    Total income        686,221        626,197       1,366,787      1,262,218
Expenses
Property operating      287,424        302,608         608,815        583,201
Depreciation and
  amortization          275,381        266,848         551,861        530,794
Interest expense        102,216        109,069         208,203        216,708
General and
  administrative         37,742         37,918          78,217         80,692
    Total expenses      702,763        716,443       1,447,096      1,411,395

    Net Loss          $ (16,542)     $ (90,246)      $ (80,309)    $ (149,177)

Net Income (Loss)
  Allocated:
To the General
  Partners            $   1,719      $    (903)      $   3,208     $   (1,492)
To the Limited
  Partners              (18,261)       (89,343)        (83,517)      (147,685)
                      $ (16,542)     $ (90,246)      $ (80,309)    $ (149,177)
Per limited
  partnership unit
  (56,341 outstanding)    $(.32)        $(1.58)         $(1.48)        $(2.62)



Consolidated Statements of Cash Flows
For the six  months ended May 31,                       1996            1995
Cash Flows From Operating Activities
Net loss                                        $    (80,309)    $  (149,177)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation                                      481,461         462,538
   Amortization                                       70,400          68,256
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities
      Restricted cash                                263,776         (40,791)
      Rent receivable                                 (9,608)        (10,770)
      Prepaid expenses and other assets             (124,246)       (123,268)
      Deferred rent receivable                        14,184         (27,969)
      Accrued interest payable                          (405)        (18,725)
      Accounts payable and accrued expenses         (134,936)        (77,179)
      Due to affiliates                              138,800         108,739
Net cash provided by operating activities            619,117         191,654
Cash Flows From Investing Activities
Tenant reimbursements for improvements                36,390               -
Additions to real estate                             (42,161)       (159,019)
Net cash used for investing activities                (5,771)       (159,019)
Cash Flows From Financing Activities
Mortgage principal payments                          (62,670)        (67,900)
Net cash used for financing activities               (62,670)        (67,900)
Net increase (decrease) in cash                      550,676         (35,265)
Cash and cash equivalents, beginning of period       859,541         711,460
Cash and cash equivalents, end of period          $1,410,217       $ 676,195

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest          $  106,759       $ 129,768

Supplemental Disclosure of Non-Cash Investing
  Activities
Tenant improvements funded through accounts
  payable                                         $   32,024       $       -
Write-off of fully depreciated tenant
  improvements                                    $    3,823       $       -



Notes to the Consolidated Financial Statements
- ----------------------------------------------
The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1996 and the results of operations for the three and six months ended May 31, 1996 and 1995, and cash flows for the six months ended May 31, 1996 and 1995, and the statement of changes in partners' capital (deficit) for the six months ended May 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10 01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources

Since the full amount of units offered was not sold, insufficient funds were raised to meet the Partnership's commitments with respect to the acquisition and lease-up of the properties. In order to meet these commitments, the General Partners have postponed reimbursement of certain fees and expenses. Cash flow from operations is being utilized to service the mortgage debt secured by Crosswest Office Center ("Crosswest"). Pursuant to the terms of the mortgage loan, cash flow in excess of debt service is held in escrow to fund future leasing and capital obligations. As a result, cash distributions are not currently being paid to investors and no further cash distributions will be made until the Partnership is generating sufficient cash flow in excess of these requirements.

The Partnership had cash and cash equivalents at May 31, 1996 of $1,410,217, compared with $859,541 at November 30, 1995. The increase is primarily attributable to net cash from operating activities exceeding debt service and additions to real estate. At May 31, 1996, the Partnership also had a restricted cash balance of $505,999 compared with $769,775 at November 30, 1995. The decrease reflects the transfer of funds from the building lockbox escrow account to the Partnership's operating cash account, pursuant to the terms of the mortgage agreement, in addition to the payment of local real estate taxes. The restricted cash balance at May 31, 1996 consisted of $40,582 reserved to fund real estate taxes at Crosswest, $425,504 representing the building lockbox escrow and security deposits of $39,913. Accounts payable and accrued expenses totaled $320,189 at May 31, 1996 compared with $423,101 at November 30, 1995. The decrease is primarily attributable to the timing of payments and required accruals. The Partnership's cash balance, along with funds generated by operating activities, are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

At Crosswest Office Center, during the 1996 second quarter, the General Partners executed a new five-year lease with a tenant for 2,394 square feet. Additionally, a lease with a tenant, occupying 2,240 square feet, scheduled to expire in October 1996, was extended for two and a half years. Two leases representing 1,296 square feet are scheduled to expire during the remainder of the 1996.

Results of Operations

Partnership operations resulted in a net loss of $16,542 and $80,309, including depreciation and amortization, for the three and six months ended May 31, 1996, respectively, compared with a net loss of $90,246 and $149,177 for the three and six months ended May 31, 1995, respectively. The lower losses for the 1996 periods are primarily attributable to an increase in rental income.

Rental income totaled $667,143 and $1,329,290 for the three and six months ended May 31, 1996, respectively, compared with $613,247 and $1,238,156 for the three and six months ended May 31, 1995, respectively. The higher rental income in 1996 is largely due to an increase in base rent resulting from higher occupancy and increased rental rates, partially offset by a decrease in deferred rent. Interest income totaled $19,078 and $37,497 for the three and six months ended May 31, 1996 compared with $12,950 and $24,062 for the comparable periods in 1995. The increases reflect the Partnership's higher cash balance for the 1996 periods.

Property operating expenses were relatively unchanged and totaled $287,424 and $608,815 for the three and six months ended May 31, 1996, respectively, compared with $302,608 and $583,201 for the comparable periods in 1995.

As of May 31, 1996, Crosswest was 100% leased, compared to 97% as of May
31,1995.


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





                                   SIGNATURES
                                  -----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     COMMERCIAL PROPERTIES 4, L.P.
                                BY:  CP4 REAL ESTATE SERVICES INC.
                                     General Partner



Date:    July 15, 1996               BY:  /s/ Kenneth L. Zakin
                                          Director and President



Date:    July 15, 1996               BY:  /s/William Caulfield
                                          Vice President and
                                          Chief Financial Officer