Form 10-Q
period 1996-08-31
COMMERCIAL PROPERTIES 4 L P
filed 1996-10-15
CIK 759852

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended August 31, 1996

   or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the Transition period from ______  to ______


                        Commission File Number: 0-14342



                         COMMERCIAL PROPERTIES 4, L.P.
                       ----------------------------------
              Exact Name of Registrant as Specified in its Charter


       Virginia
     ------------                                        11-2711361
State or Other Jurisdiction of                        ---------------
Incorporation or Organization                I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson
--------------------------------------                             10285
Address of Principal Executive Offices                            -------
                                                                  Zip Code



                                 (212) 526-3237
                               ------------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____






Consolidated Balance Sheets
                                                At August 31,   At November 30,
                                                        1996              1995
Assets
Real estate, at cost:
  Land                                          $  2,000,000      $  2,000,000
  Building and improvements                       18,100,713        18,027,287
                                                  20,100,713        20,027,287
  Less accumulated depreciation                   (8,097,207)       (7,380,618)
                                                  12,003,506        12,646,669

Cash and cash equivalents                          1,229,307           859,541
Restricted cash                                      837,182           769,775
Rent receivable                                      107,747            90,685
Prepaid expenses, net of accumulated
 amortization of $392,655 in 1996 and
 $330,548 in 1995                                    438,104           449,064
Deferred rent receivable                             380,591           401,144
Other assets, net of accumulated amortization
  of $49,680 in 1996 and $36,523 in 1995             186,719           200,176
        Total Assets                            $ 15,183,156      $ 15,417,054
Liabilities and Partners' Capital
Liabilities:
  Mortgage note payable                         $  2,686,062      $  2,780,986
  Accrued interest payable                            17,347            17,961
  Accounts payable and accrued expenses              345,446           423,101
  Due to affiliates                                3,927,700         3,844,167
         Total Liabilities                         6,976,555         7,066,215
Partners' Capital (Deficit):
  General Partners                                  (131,163)         (135,482)
  Limited Partners (56,341 units outstanding)      8,337,764         8,486,321
         Total Partners' Capital                   8,206,601         8,350,839
         Total Liabilities and Partners'
          Capital                               $ 15,183,156      $ 15,417,054





Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended August 31, 1996

                                          General        Limited
                                         Partners       Partners         Total
Balance at November 30, 1995           $ (135,482)   $ 8,486,321   $ 8,350,839
Net income (loss)                           4,319       (148,557)     (144,238)
Balance at August 31, 1996             $ (131,163)   $ 8,337,764   $ 8,206,601





Consolidated Statements of Operations

                     Three months ended August 31, Nine months ended August 31,
                                1996         1995           1996          1995
Income
Rental                     $ 680,627    $ 698,272    $ 2,009,917   $ 1,936,428
Interest                      23,989       14,432         61,486        38,494
      Total income           704,616      712,704      2,071,403     1,974,922
Expenses
Property operating           352,853      314,332        961,668       897,533
Depreciation and
 amortization                274,560      266,699        826,421       797,493
Interest                     101,594      107,497        309,797       324,205
General and administrative    39,538       23,515        117,755       104,207
      Total expenses         768,545      712,043      2,215,641     2,123,438
      Net Income (Loss)    $ (63,929)   $     661    $  (144,238)  $  (148,516)
Net Income (Loss) Allocated:
To the General Partners    $   1,111    $   2,189    $     4,319   $     3,982
To the Limited Partners      (65,040)      (1,528)      (148,557)     (152,498)
                           $ (63,929)   $     661    $  (144,238)  $  (148,516)
Per limited partnership
 unit (56,341 outstanding)    $(1.16)       $(.03)        $(2.64)       $(2.71)





Consolidated Statements of Cash Flows

For the nine months ended August 31,                         1996         1995
Cash Flows From Operating Activities:
Net loss                                              $  (144,238)  $ (148,516)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation                                           720,412      695,215
   Amortization                                           106,009      102,278
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Restricted cash                                   (67,407)    (229,502)
        Rent receivable                                   (17,062)     (20,917)
        Prepaid expenses and other assets                 (81,592)     (96,248)
        Deferred rent receivable                           20,553      (31,638)
        Accrued interest payable                             (614)        (568)
        Accounts payable and accrued expenses             (77,655)     (79,164)
        Due to affiliates                                  83,533      167,983
Net cash provided by operating activities                 541,939      358,923
Cash Flows From Investing Activities:
Tenant reimbursements for improvements                     36,390            -
Additions to real estate                                 (113,639)    (167,676)
Net cash used for investing activities                    (77,249)    (167,676)
Cash Flows From Financing Activities:
Mortgage principal payments                               (94,924)     (87,869)
Net cash used for financing activities                    (94,924)     (87,869)
Net increase in cash                                      369,766      103,378
Cash and cash equivalents, beginning of period            859,541      711,460
Cash and cash equivalents, end of period              $ 1,229,307    $ 814,838
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest              $   159,219    $ 166,276
Supplemental Disclosure of Non-Cash Investing
 Activities:
Write-off of fully depreciated tenant improvements    $     3,823    $       -




Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1996 and the results of operations for the three and nine months ended August 31, 1996 and 1995, and cash flows for the nine months ended August 31, 1996 and 1995, and the statement of partners' capital (deficit) for the nine months ended August 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain balances in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources
-------------------------------

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

The Partnership had cash and cash equivalents at August 31, 1996 of $1,229,307, compared with $859,541 at November 30, 1995. The increase is primarily attributable to net cash from operating activities exceeding debt service and additions to real estate. At August 31, 1996, the Partnership also had a restricted cash balance of $837,182 compared with $769,775 at November 30, 1995. The restricted cash balance at August 31, 1996 consisted of $162,327 reserved to fund real estate taxes at Crosswest, $634,805 representing the building lockbox escrow and security deposits of $40,050. The Partnership's cash balance, along with funds generated by operating activities, are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

Accounts payable and accrued expenses totaled $345,446 at August 31, 1996 compared to $423,101 at November 30, 1995. The decrease is primarily attributable to lower prepaid rents and the timing of payments and required accruals.

As previously reported, the local municipality approved the General Partners' request to expand the property's leasable space by approximately 6,500 square feet by converting an existing first-floor storage area to usable office space. In anticipation of leasing such space, first-floor renovations commenced during October 1996. The costs of the renovation will be funded out of Partnership cash reserves. The General Partners believe that these renovations will enhance the value of the property.

At August 31, 1996 the Property remained 100% leased versus 99% a year earlier.

Results of Operations
----------------------

Partnership operations resulted in a net loss of $63,929 and $144,238, including depreciation and amortization, for the three and nine months ended August 31, 1996, respectively, compared with net income of $661 and a net loss of $148,516 for the three and nine months ended August 31, 1995, respectively. The change from net income to net loss for the three-month period is primarily due to higher property operating expenses and lower rental income.

Rental income totaled $680,627 and $2,009,917 for the three and nine months ended August 31, 1996, respectively, compared with $698,272 and $1,936,428 for the three and nine months ended August 31, 1995, respectively. The higher rental income for the nine-month period is largely due to an increase in base rent resulting from higher occupancy and lease renewals. The lower rental income for the three-month period is mainly due to the timing of escalation receipts. Interest income totaled $23,989 and $61,486 for the three and nine months ended August 31, 1996 compared with $14,432 and $38,494 for the comparable periods in 1995. The increases reflect the Partnership's higher average cash balance for the 1996 periods.

Property operating expenses totaled $352,853 and $961,668 for the three and nine months ended August 31, 1996, respectively, compared with $314,332 and $897,533 for the comparable periods in 1995. The increases are primarily due to higher local municipal taxes and cleaning costs. General and administrative expenses totaled $39,538 and $117,755 for the three and nine months ended August 31, 1996, compared with $23,515 and $104,207 for the comparable periods in 1995. The increases are largely due to higher legal costs, partnership accounting, tax reporting and administrative costs.




Part II         Other Information

Items 1-5       Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits -

                     (27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended August 31, 1996.






                                   SIGNATURES
                                 --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     COMMERCIAL PROPERTIES 4, L.P.
                                BY:  CP4 REAL ESTATE SERVICES INC.
                                     General Partner




Date:    October 14, 1996            BY:  /s/ Kenneth L. Zakin
                                          --------------------
                                          Director and President




Date:    October 14, 1996            BY:  /s/William Caulfield
                                          ---------------------
                                          Vice President and
                                          Chief Financial Officer