Form 10-K
period 1996-11-30
COMMERCIAL PROPERTIES 4 L P
filed 1997-02-28
CIK 759852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------
                                   FORM 10-K
                                   ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: November 30, 1996
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number:  0-14342



                         COMMERCIAL PROPERTIES 4, L.P.
                    ---------------------------------------
                 (formerly Hutton/GSH Commercial Properties 4)
              Exact name of registrant as specified in its charter


           Virginia                                    11-2711361
       --------------                             ------------------
State or other jurisdiction of
incorporation                              I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor
New York, NY  ATTN: Andre Anderson                               10285
-------------------------------------                           -------
Address of principal executive offices                          zip code


Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                     UNITS OF LIMITED PARTNERSHIP INTEREST
                     --------------------------------------
                                 Title of Class


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

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended
November 30, 1996 filed as an exhibit under Item 14.





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

The offering of Units was terminated on February 6, 1986. Upon termination of the offering, the Registrant had accepted subscriptions for 56,341 Units for an aggregate of $28,170,500. After deducting offering costs and initial working capital reserves, approximately $23,600,000 was available for investment in real estate. In addition, by deferring certain fees and commissions related to the offering and utilizing $500,000 of working capital, an additional $1,800,000 was available for investment in real estate. The Partnership was formed to engage in the business of acquiring, operating and holding for investment, the following two joint ventures: (i) Deerwood Center Associates Joint Venture, a Florida joint venture partnership which owned and operated Reflections at Deerwood Center until November 30, 1994, and (ii) Skytop Associates Joint Venture, a New York joint venture partnership which owned and operated Crosswest Office Center ("Crosswest" or the "Property") until May 31, 1994.

Effective May 31, 1994, Enal Productions ("Enal"), the co-venturer of Skytop Associates Joint Venture (the "Skytop Joint Venture"), withdrew and assigned all of its right, title and interest in the Skytop Joint Venture to the Registrant. As a result, the Skytop Joint Venture was dissolved as of May 31, 1994. No consideration was paid to Enal in connection with this transaction.

Reflections at Deerwood Center ("Reflections") was sold on November 30, 1994. A detailed description of the transaction is incorporated by reference to Note 6 "Mortgage Notes Payable" of the Notes to Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended November 30, 1996 filed as an exhibit under Item 14.

(b)  Financial Information About Industry Segment

The Registrant's sole business is the ownership and operation of the Property. All of the Registrant's revenues, operating profit or losses and assets relate solely to such industry segment.

(c)  Narrative Description of Business

Incorporated by reference to Note 1 "Organization," Note 5 "Real Estate Investments" and Note 6 "Mortgage Notes Payable" of the Notes to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended November 30, 1996 filed as an exhibit under Item 14.

The Registrant's principal investment objectives with respect to the Property (in no particular order of priority) are:

1)  Capital appreciation;

2) Distributions of Net Cash From Operations attributable to rental income;

3)  Preservation and protection of capital; and

4) Equity build-up through principal reduction of mortgage loans, if any, on the Property.


Competition

Incorporated by reference to the section entitled Message to Investors in the Partnership's Annual Report to Unitholders for the year ended November 30, 1996 filed as an exhibit under Item 14.

Employees

The Registrant has no employees.


Item 2.  Properties

A description of the Partnership's remaining Property and material leases is incorporated by reference to the Message to Investors and Note 5 "Real Estate Investments" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended November 30, 1996 filed as an exhibit under Item 14.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Unitholders during the fourth quarter of fiscal 1996.





                               PART II


Item 5.  Market for Registrant's Limited Partnership Units and Unitholder
         Matters

(a)  Market Information

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b)  Holders

As of November 30, 1996, the number of Unitholders was 3,016.

(c)  Distributions

Distributions of Net Cash from Operations, if any, are made quarterly approximately 45 days after the close of each fiscal quarter. Distributions of cash to the Limited Partners have been suspended since the second quarter of 1987, due to the Partnership's need to increase the Registrant's cash reserve to fund tenant improvements, leasing commissions, any monthly operating deficit at the Property and mortgage principal payments. Although the General Partners believe that the Partnership's cash reserve is presently adequate to fund these necessary expenses, it is anticipated that cash distributions will remain suspended for the foreseeable future in light of the Partnership's plan to market Crosswest for sale in 1997. Any cash reserves held by the Partnership at the time of sale will be distributed together with proceeds resulting from such a sale. Additional information pertaining to the Partnership's liquidity and ability to fund cash distributions is incorporated by reference to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this document.

Item 6.  Selected Financial Data

Incorporated by reference to the section entitled Financial Highlights of the Partnership's Annual Report to Unitholders for the year ended November 30, 1996 filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------
Since the full amount of units offered was not sold, insufficient funds were raised to meet the Partnership's commitments with respect to the acquisition and lease-up of the properties. In order to meet these commitments, the General Partners have postponed reimbursements of certain fees and expenses. Funds made available by deferring payment of the acquisition fee at Reflections have been fully distributed to the Limited Partners as cash distributions. Cash flow from operations is currently being utilized to make payments on the principal balance of the mortgage secured by Crosswest Office Center ("Crosswest") or held in escrow to fund future mortgage payments. Although the General Partners believe that the Partnership's cash reserve is presently adequate to fund these necessary expenses, it is anticipated that cash distributions will remain suspended for the foreseeable future in light of the Partnership's plan to market Crosswest for sale in 1997. Any cash reserves held by the Partnership at the time of sale will be distributed together with proceeds resulting from such a sale.

The Partnership had cash and cash equivalents at November 30, 1996 of $1,339,034 compared with $859,541 at November 30, 1995. The increase is primarily attributable to net cash provided by operations exceeding real estate additions and mortgage principal payments. Net cash from operations totaled $825,328 for the year ended November 30, 1996 compared with $572,727 for the year ended November 30, 1995. The increase is primarily due to a decrease in net loss, prepaid expenses and other assets, in addition to the timing of contributions to and withdrawals from restricted cash in 1996. At November 30, 1996, the Partnership had a restricted cash balance of $873,891 compared with $769,775 at November 30, 1995. The restricted cash balance at November 30, 1996 consisted of $40,201 in security deposits, $168,283 reserved to fund real estate taxes at Crosswest and $665,407 representing the building lockbox escrow which was set up during the fourth quarter of 1993, pursuant to Crosswest's amended loan agreement. The Partnership's cash balance, along with funds generated by operating activities are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

Prepaid expenses totaled $360,341 at November 30, 1996, compared to $449,064 at November 30, 1995. The decrease primarily reflects the amortization of leasing commissions at Crosswest. Accounts payable and accrued expenses totaled $386,616 at November 30, 1996 compared to $602,485 at November 30, 1995. The decrease is primarily a result of the payment of outstanding invoices in 1996 related to tenant improvements completed during 1995 for a tenant at Crosswest and salary and administrative expenses from 1993-1995.

On March 15, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution.

Results of Operations
---------------------

1996 Versus 1995

Partnership operations resulted in a net loss of $152,434 for the year ended November 30, 1996, compared with a net loss of $234,306 for the year ended November 30, 1995. The lower net loss in 1996 is largely attributable to higher rental income at Crosswest, partially offset by higher property operating expenses.

Rental income totaled $2,719,736 for the year ended November 30, 1996, compared with $2,574,200 for the year ended November 30, 1995. The increase of $145,536 is primarily attributable to tenant expansions and higher occupancy in 1996. Interest income increased to $85,121 for the year ended November 30, 1996, compared with $55,393 for the year ended November 30, 1995, primarily due to higher average cash balances.

Property operating expenses totaled $1,292,614 for the year ended November 30, 1996, compared with $1,214,013 for the year ended November 30, 1995. The increase is primarily due to higher municipal taxes and utility expenses during 1996.

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


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1996, filed as an exhibit under Item 14, and page F-1 of this report.


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


               Name                 Office
               Kenneth L. Zakin     President and Director
               William Caulfield    Vice President and Chief Financial Officer
               Lawrence M. Ostow    Vice President
               Moshe Braver         Vice President

Kenneth L. Zakin, 49, is a Senior Vice President of Lehman Brothers and has held such title since November 1988. He is currently a senior manager in Lehman Brothers' Diversified Asset Group and was formerly group head of the Commercial Property Division of Shearson Lehman Brothers' Direct Investment Management Group responsible for the management and restructuring of limited partnerships owning commercial properties throughout the United States. From January 1985 through November 1988, Mr. Zakin was a Vice President of Shearson Lehman Brothers Inc. Mr. Zakin was a director of Lexington Corporate Properties, Inc. from 1993 to 1996. He is a member of the Bar of the State of New York and previously practiced as an attorney in New York City from 1973 to 1984 specializing in the financing, acquisition, disposition, and restructuring of real estate transactions. Mr. Zakin is a member of the Real Estate Lender's Association and is currently an associate member of the Urban Land Institute and a member of the New York District Council Advisory Services Committee. He received a Juris Doctor degree from St. John's University School of Law in 1973 and a B.A. degree from Syracuse University in 1969.

William Caulfield, 37, is a Vice President of Lehman Brothers and is responsible for investment management of commercial real estate in the Diversified Asset Group. Prior to the Shearson/Hutton merger in 1988, Mr. Caulfield was a Senior Analyst with E.F. Hutton since October 1986 in Hutton's Partnership Administration Group. Before joining Hutton, Mr. Caulfield was a Business Systems Analyst at Eaton Corp. from 1985 to 1986. Prior to Eaton, he was an Assistant Treasurer with National Westminster Bank USA. Mr. Caulfield holds a B.S. degree in Finance from St. John's University and an M.B.A. from Long Island University - C.W. Post Campus.

Lawrence M. Ostow, 29, is a Vice President of Lehman Brothers and is responsible for the management of commercial real estate in the Diversified Asset Group. Mr. Ostow joined Lehman Brothers in September 1992. Prior to that, Mr. Ostow was a Senior Consultant with Arthur Anderson & Co. in the Real Estate Services Group, beginning in July 1990. Mr. Ostow is a candidate for an M.B.A. from the Stern School of Business in 1997 and earned a B.A. degree in Economics from the University of Michigan in 1990.

Moshe Braver, 43, is currently a Managing Director of Lehman Brothers and has held such position since October 1985. During this time, he has held positions with the Business Analysis Group, International and Capital Markets Administration and currently, with the Diversified Asset Group. Mr. Braver joined Shearson Lehman Brothers in August 1983 as Senior Vice President. Prior to joining Shearson, Mr. Braver was employed by the accounting firm of Coopers & Lybrand from January 1975 through August 1983 as an Audit Manager. He received a Bachelor of Business Administration degree from Bernard Baruch College in January 1975 and is a Certified Public Accountant.


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


      Name                        Office
      Mark P. Mikuta              President
      Donald T. Herrick, Jr.      Vice President and Treasurer
      Julie R. Adie               Vice President and Secretary

Mark P. Mikuta, 42, is Senior Vice President of Goodman Segar Hogan, Inc. and is Controller and Vice President of Dominion Capital, Inc., a wholly- owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Donald T. Herrick, Jr., 53, is President of Goodman Segar Hogan, Inc. He is also President of Dominion Lands, Inc. and Vice President of Dominion Capital, Inc., both of which are wholly-owned subsidiaries of Dominion Resources, Inc. Mr. Herrick joined Dominion Resources in 1970. He earned a Bachelor of Business Administration degree from the University of Michigan in 1965 and an M.B.A. from American University in 1969. Mr. Herrick has completed all course work towards the M.A.I. designation.

Julie R. Adie, 42, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. ("GSHH"). She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. Degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.

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

On August 1, 1993, GSH transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a 1% interest in GSHH. The stockholders of GSHH Inc. are GSH with a 62% interest and H.K. Associates, L.P., an affiliate of HK, with a 38% interest. The remaining interests in GSHH are limited partnership interests owned by GSH, HK and 23 employees of GSHH. The transaction did not affect the ownership of the General Partners.


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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Beneficial Owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Registrant to be the beneficial owner of more than five percent of the outstanding Units as of November 30, 1996.

(b)  Security Ownership of Management

No officer or director of the General Partners beneficially owned or owned of record directly or indirectly any Units of the Registrant as of November 30, 1996.

(c)  Changes In Control

None.


Item 13.  Certain Relationships and Related Transactions

Pursuant to the Certificate and Agreement of Limited Partnership of Registrant, for the year ended November 30, 1996, $6,554 of income was allocated to the General Partners ($4,369 to RE Services and $2,185 to HS Advisors). For a description of the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 49 through 52 of the Prospectus of Registrant dated February 4, 1985 (the "Prospectus"), contained in Amendment No. 1 to Registrant's Registration Statement No. 2-95046, under the section captioned "Profits and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

In connection with the acquisition of Crosswest, the General Partners or their respective affiliates earned acquisition fees aggregating $830,054 ($622,541 by RE Services and $207,513 by HS Advisors). In connection with the acquisition of Reflections at Deerwood Center, the General Partners or their respective affiliates became and remain entitled to acquisition fees aggregating $623,925 ($467,944 by RE Services and $155,981 by HS Advisors). The General Partners have agreed to defer payment of the $623,925 Reflections at Deerwood Center fee until such time as the General Partners determine there is sufficient cash available for such payment. For a description of the acquisition fees to which the General Partners are entitled, reference is made to the material contained on page 14 of the Prospectus under footnote 4 to the section captioned "Estimated Use of Proceeds," which description is incorporated herein by reference thereto.

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

Pursuant to Section 12(g) of the Registrant's Certificate and Agreement of Limited Partnership, the General Partners and certain affiliates may be reimbursed by the Registrant for certain costs as described on page 17 of the Prospectus, which description is incorporated herein by reference thereto. First Data Investor Services Group (FDISG), formerly The Shareholder Services Group, provides partnership accounting and investor relations services for the Registrant. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation (SDC). Both FDISG and SDC are unaffiliated companies. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated by reference to Note 4 "Transactions with Related Parties" of Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1996 filed as an exhibit under
Item 14. PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)  The following documents are filed as part of this report:

                                                                       Page
                                                                      Number
    (1) Financial Statements:

       Report of Independent Auditors                                   (1)

       Consolidated Balance Sheets - At November 30, 1996 and 1995      (1)

       Consolidated Statements of Operations -
         For the years ended November 30, 1996, 1995 and 1994           (1)

       Consolidated Statements of Partners' Capital (Deficit) -
         For the years ended November 30, 1996, 1995 and 1994           (1)

       Consolidated Statements of Cash Flows -
         For the years ended November 30, 1996, 1995 and 1994           (1)

       Notes to the Consolidated Financial Statements                   (1)

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

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1996, which is filed as an exhibit under Item 14.

     (3) See Exhibit Index contained herein.

  (b)  Reports on Form 8-K filed in the fourth quarter of fiscal 1996:

       None.

  (c)  See Exhibit Index contained herein.



                            EXHIBIT INDEX

  Exhibit No.

 (4) (A) Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Registrant dated February 4, 1985, contained in Amendment No. 1 to Registration Statement No. 2-95046, of Registrant filed February 4, 1985 (the "Registration Statement")).

     (B) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit 3.1 to the Registration Statement).

(10) (A) Mortgage dated October 10, 1990 between Skytop Joint Venture and Apple Bank for Savings in the principal amount of $2,000,000 (included as, and incorporated herein by reference to, Exhibit
          (10)(C) to the Registrant's Annual Report of Form 10-K filed February 28, 1991).

     (B) Mortgage dated June 16, 1992 between Deerwood Center Associates Joint Venture and Aetna Life Insurance Company in the principal amount of $6,521,990 (included as, and incorporated herein by reference to, Exhibit (10)(D) to the Registrant's Quarterly Report of Form 10-Q filed July 15, 1992).

     (C) Mortgage dated November 18, 1993 between Skytop Joint Venture and Penn Mutual Life Insurance Company in the principal amount of $3,000,000 (included as, and incorporated herein by reference to, Exhibit (10)(C) to the Registrant's Annual Report of Form 10-K filed February 28, 1993).

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

(13) Annual Report to Unitholders for the fiscal year ended November 30, 1996.

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




                                         COMMERCIAL PROPERTIES 4, L.P.

                                  BY:    HS Advisors III, Ltd.
                                         General Partner

                                  BY:    Hogan Stanton Investment, Inc.
                                         General Partner





Date:   February 28, 1997

                                  BY:    /s/Mark P. Mikuta
                                Name:       Mark P. Mikuta
                               Title:       President






                        BY:    CP4 Real Estate Services Inc.
                               General Partner





Date:    February 28, 1997
                                  BY:    /s/Kenneth L. Zakin
                                Name:     Kenneth L. Zakin
                               Title:     President and Director





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.




                         CP4 REAL ESTATE SERVICES INC.
                         A General Partner




Date:  February 28, 1997

                         BY:    /s/Kenneth L. Zakin
                                   Kenneth L. Zakin
                                   President and Director





Date: February 28, 1997
                         BY:    /s/William Caulfield
                                   William Caulfield
                                   Vice President and
                                   Chief Financial Officer





Date:  February 28, 1997
                         BY:    /s/Lawrence M. Ostow
                                   Lawrence M. Ostow
                                   Vice President






Date:  February 28, 1997
                         BY:    /s/Moshe Braver
                                   Moshe Braver
                                   Vice President





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                         HS ADVISORS III. LTD.
                         A General Partner





Date:   February 28, 1997
                         BY:  /s/Mark P. Mikuta
                                 Mark P. Mikuta
                                 President of Hogan Stanton
                                 Investment, Inc., as general
                                 partner of HS Advisors III, Ltd.




Date:   February 28, 1997
                         BY:  /s/Donald T. Herrick, Jr.
                                 Donald T. Herrick, Jr.
                                 Vice President and Treasurer of
                                 Hogan Stanton Investment, Inc.,
                                 as general partner of
                                 HS Advisors III, Ltd.




Date:   February 28, 1997
                         BY:  /s/Julie R. Adie
                                 Julie R. Adie
                                 Vice President and Secretary of
                                 Hogan Stanton Investments, Inc.
                                 as general partner of HS Advisors III, Ltd.





                                  ------------
                                   EXHIBIT 13
                                  ------------

                          ANNUAL REPORT TO UNITHOLDERS
                      FOR THE YEAR ENDED NOVEMBER 30, 1996



                         Commercial Properties 4, L.P.
                         -----------------------------



     Commercial Properties 4, L.P. is a limited partnership formed in 1984 to acquire, operate and hold for investment commercial real estate. The Partnership's sole remaining asset is the Crosswest Office Center ("Crosswest"), a three-story commercial office building containing approximately 139,000 net leasable square feet located in White Plains, New York, approximately twenty miles north of New York City.






                                    Contents

                         1   Message to Investors
                         3   Financial Highlights
                         4   Consolidated Financial Statements
                         7   Notes to the Consolidated Financial Statements
                        14   Report of Independent Auditors
                        15   Net Asset Valuation







       Administrative Inquiries          Performance Inquiries/Form 10-Ks
       Address Changes/Transfers         First Data Investor Services Group
       Service Data Corporation          P.O. Box 1527
       2424 South 130th Circle           Boston, Massachusetts 02104-1527
       Omaha, Nebraska 68144-2596        Attn:  Financial Communications
       800-223-3464                      800-223-3464





                              Message to Investors
                             ----------------------

Presented for your review is the 1996 Annual Report for Commercial Properties 4, L.P. This report includes an update on conditions for commercial real estate in Westchester County and a review of operations at Crosswest Office Center, the Partnership's remaining property.

Market Overview
---------------
The commercial office market continued to recover throughout the year, particularly in the suburban office sector. Overall, demand for office space continues to increase, bringing about lower vacancy rates and, in many regions of the country, the opportunity for property owners to raise rental rates.

Following the national trend, the Westchester County office market also improved in 1996. While the area's overall vacancy rate remained relatively high at approximately 17.2% for the fourth quarter of 1996, it marked a decrease from 18.6% at year- end 1995. The Central Westchester submarket, where the property is located, demonstrated substantially greater improvement than the Westchester market as a whole, with a vacancy rate of 6.3% at year-end 1996, down dramatically from 15.9% at year-end 1995. The demand for office space is anticipated to rise for the foreseeable future. As such, vacancy rates are expected to continue their decline and rental rates are expected to gradually rise.

We believe the improved climate for office properties locally and nationally, combined with continued strong property operations as detailed below, may present an opportunity to sell Crosswest. As such, and as previously reported, we anticipate marketing the property for sale in 1997.

Property Update
---------------
Crosswest maintained a high occupancy level and stable tenant roster in 1996. During the year, the General Partners executed a new five-year lease for 2,394 square feet and extended two leases totaling 10,530 square feet. Additionally, a tenant leasing 2,240 square feet extended its lease for two-and-a-half years. The property was 100% leased to forty-one tenants as of November 30, 1996, slightly higher than 98% leased to forty-two tenants a year earlier. None of the property's tenants generated rental income in excess of 10% of the Partnership's consolidated rental income. Five leases representing 7,448 square feet or approximately 5% of the property's leasable area are scheduled to expire during 1997.

As previously reported, the local municipality approved the General Partners' request to expand the property's leasable space by approximately 6,300 square feet by converting an existing first-floor storage area to usable office space. Renovations to the space, which were completed during the first quarter of 1997, were funded from Partnership cash reserves and are expected to enhance the value of the property. Presently, the General Partners are negotiating with a number of prospective tenants to lease the space.

Due to higher average occupancy and tenant expansions during 1996, cash flow from operations generated by the property increased by 44%. Pursuant to the terms of the property's mortgage loan, the Partnership is required to retain a portion of the property's cash flow in reserve. Any excess cash flow will be used to replenish the Partnership's cash reserves and to pay for tenant improvements and leasing commissions associated with the property's ongoing leasing activities. In light of the Partnership's plan to market Crosswest for sale in 1997, it is anticipated that cash distributions will remain suspended for the foreseeable future, and any cash reserves held by the Partnership at the time of sale will be distributed together with proceeds resulting from such a sale.

General Information
-------------------
As you are probably aware, several third parties have commenced partial tender offers to purchase units of the Partnership at grossly inadequate prices which are substantially below the Partnership's Net Asset Value. In response, we recommended that limited partners reject these offers because they do not reflect the underlying value of the Partnership's assets. According to published industry sources, most investors who hold units of limited partnerships similar to the Partnership have rejected these types of tender offers due to their inadequacy. Please be assured that if any additional tender offers are made for your units, we will make every effort to provide you with our position regarding those offers on a timely basis.

Summary
-------
During the upcoming year, we intend to focus on leasing the property's recently converted first-floor space, and as property operations are fully stabilized, we anticipate marketing Crosswest for sale. We will update you with respect to our efforts and any other significant developments in future investor reports.

Very truly yours,

CP4 Real Estate Services Inc.           Hogan Stanton Investment, Inc.
General Partner                         General Partner of HS Advisors
III, Ltd.

/s/Kenneth L. Zakin                     /s/Mark P. Mikuta

Kenneth L. Zakin                        Mark P. Mikuta
President                               President

February 28, 1997



                              Financial Highlights
                             ---------------------

Selected Financial Data
For the Years Ended November 30,
(dollars in thousands, except per Unit data)


                              1996       1995       1994       1993      1992
  Total income             $ 2,805    $ 2,630    $ 3,130    $ 3,373   $ 3,439
  Net loss                    (152)      (234)    (3,967)    (1,114)   (1,270)
  Total assets at year end  15,119     15,417     15,525     26,131    25,983
  Mortgage payable           2,653      2,781      2,899      8,722     7,846
  Net cash provided by
    operations                 825        573        437         37       298
  Net loss per Limited
    Partnership Unit       $ (2.82)   $ (4.24)   $(70.12)   $(19.58)  $(22.32)



Due to the sale of Reflections at Deerwood Center during the fourth quarter of 1994, the Partnership's results of operations for the year ended November 30, 1995 are not comparable to the corresponding period in 1994.

- Total income increased primarily due to higher rental income in 1996 resulting from higher average occupancy at the property and tenant expansions.

- The lower net loss in 1996 is primarily attributable to higher total income, which was partially offset by higher property operating expenses.

- Net cash provided by operations increased primarily as a result of a decrease in net loss, prepaid expenses and other assets, in addition to the timing of contributions to and withdrawals from restricted cash in 1996. Restricted cash includes a reserve for building and tenant improvements, and leasing commissions and escrows for real estate taxes and security deposits.



Consolidated Balance Sheets                  At November 30,    At November 30,
                                                       1996               1995
Assets
Real estate, at cost:
 Land                                           $ 2,000,000        $ 2,000,000
 Building and improvements                       18,241,490         18,027,287
                                                 20,241,490         20,027,287
 Less accumulated depreciation                   (8,337,153)        (7,380,618)
                                                 11,904,337         12,646,669

Cash and cash equivalents                         1,339,034            859,541
Restricted cash                                     873,891            769,775
Rent receivable                                      88,910             90,685
Prepaid expenses, net of accumulated
 amortization of $423,728 in 1996 and
 $330,548 in 1995                                   360,341            449,064
Deferred rent receivable                            370,148            401,144
Other assets, net of accumulated amortization
 of $54,165 in 1996 and $36,523 in 1995             182,233            200,176
  Total Assets                                  $15,118,894        $15,417,054
Liabilities and Partners' Capital (Deficit)
Liabilities:
 Mortgage note payable                          $ 2,653,177        $ 2,780,986
 Accrued interest payable                            17,135             17,961
 Accounts payable and accrued expenses              386,616            602,485
 Due to affiliates                                3,863,561          3,664,783
  Total Liabilities                               6,920,489          7,066,215
Partners' Capital (Deficit):
 General Partners                                  (128,928)          (135,482)
 Limited Partners (56,341 units outstanding)      8,327,333          8,486,321
  Total Partners' Capital                         8,198,405          8,350,839
  Total Liabilities and Partners' Capital       $15,118,894        $15,417,054




Consolidated Statement of Partners' Capital (Deficit)
For the years ended November 30, 1996, 1995 and 1994

                                       General        Limited
                                      Partners       Partners            Total
Balance at November 30, 1993         $(123,318)   $12,675,763      $12,552,445
Net loss                               (16,809)    (3,950,491)      (3,967,300)
Balance at November 30, 1994          (140,127)     8,725,272        8,585,145
Net income (loss)                        4,645       (238,951)        (234,306)
Balance at November 30, 1995          (135,482)     8,486,321        8,350,839
Net income (loss)                        6,554       (158,988)        (152,434)
Balance at November 30, 1996         $(128,928)   $ 8,327,333      $ 8,198,405




Consolidated Statements of Operations
For the years ended November 30,               1996         1995          1994
Income
Rental                                   $2,719,736   $2,574,200   $ 3,087,351
Interest                                     85,121       55,393        13,585
Other                                          -            -           28,713
  Total Income                            2,804,857    2,629,593     3,129,649
Expenses
Property operating                        1,292,614    1,214,013     2,059,703
Depreciation and amortization             1,101,925    1,069,494     1,606,645
Interest                                    410,759      430,618       983,502
General and administrative                  151,993      149,774       172,234
Bad debt                                       -            -           24,930
  Total Expenses                          2,957,291    2,863,899     4,847,014
Loss before loss on sale of property
 and minority interest                     (152,434)    (234,306)   (1,717,365)
Loss on sale of property                       -            -       (2,286,388)
Loss before minority interest              (152,434)    (234,306)   (4,003,753)
Minority interest                              -            -           36,453
  Net Loss                               $ (152,434)  $ (234,306)  $(3,967,300)
Net Income (Loss) Allocated:
To the General Partners                  $    6,554   $    4,645   $   (16,809)
To the Limited Partners                    (158,988)    (238,951)   (3,950,491)
                                         $ (152,434)  $ (234,306)  $(3,967,300)
Per limited partnership unit
(56,341 outstanding)                     $    (2.82)  $    (4.24)  $    (70.12)





Consolidated Statements of Cash Flows
For the years ended November 30,                  1996        1995         1994
Cash Flows From Operating Activities:
Net loss                                    $ (152,434) $ (234,306) $(3,967,300)
Adjustments to reconcile net loss to
net cash provided by operating activities:
 Depreciation                                  960,358     933,099    1,459,886
 Amortization                                  141,567     136,395      146,759
 Loss on sale of property                         -           -       2,286,388
 Minority interest                                -           -         (36,453)
 Increase (decrease) in cash arising from
 changes in operating assets and
 liabilities:
  Restricted cash                             (104,116)   (344,987)     117,492
  Rent receivable                                1,775     (22,805)      88,620
  Prepaid expenses and other assets            (34,901)    (69,176)    (111,074)
  Deferred rent receivable                      30,996     (27,251)     205,857
  Accrued interest payable                        (826)       (764)     (27,766)
  Accounts payable and accrued expenses       (215,869)     (8,363)     106,047
  Due to affiliates                            198,778     210,885      168,372
Net cash provided by operating activities      825,328     572,727      436,828
Cash Flows From Investing Activities:
Additions to real estate                      (218,026)   (306,338)    (677,979)
Proceeds from sale of property                    -           -       6,977,000
Closing costs                                     -           -        (323,040)
Net cash provided by (used for) investing
 activities                                   (218,026)   (306,338)   5,975,981
Cash Flows From Financing Activities:
Mortgage principal payments                   (127,809)   (118,308)  (5,822,696)
Net cash used for financing activities        (127,809)   (118,308)  (5,822,696)
Net increase in cash and cash equivalents      479,493     148,081      590,113
Cash and cash equivalents, beginning of year   859,541     711,460      121,347
Cash and cash equivalents, end of year      $1,339,034   $ 859,541  $   711,460
Supplemental Disclosure of Cash Flow
 Information:
Cash paid during the year for interest      $  211,050   $ 220,552  $   842,801
Supplemental Disclosure of Non-Cash
 Investing Activities:
Amount reclassified from minority
 interest to real estate investments as
 a building basis adjustment                $      -     $    -     $ 1,026,164

Tenant improvements funded through
 accounts payable                           $      -     $  42,765  $      -



Notes to the Consolidated Financial Statements
November 30, 1996, 1995 and 1994

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

On March 15, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partners adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partners may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partners. In determining the amount of the distribution, the General Partners may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partners have declared the distribution and established a record date and distribution date for the distribution. 2. Significant Accounting Policies

Consolidation - The consolidated financial statements include the accounts of the Partnership and its ventures, Skytop and Deerwood Center Associates Joint Venture ("Deerwood"). The Partnership had a 100% share of ownership of capital in both its ventures up through the dissolution of Skytop on May 31, 1994. As of November 30, 1996 and 1995, the consolidated financial statements include the accounts of the Partnership and Deerwood, in which the Partnership continues to have a 100% share of ownership of capital. Intercompany accounts and transactions between the Partnership and its joint ventures have been eliminated in consolidation.

Cash and Cash Equivalents - Cash and cash equivalents consist of short-term highly liquid investments which have maturities of three months or less from the date of purchase. The carrying value approximates fair value because of the short maturity of these instruments.

Restricted Cash - Restricted cash represents funds escrowed for future payment of real estate taxes, security deposits and excess cash from Crosswest Office Center operations escrowed for capital improvements and leasing commissions (Note 6).

Real Estate - As a result of the Reflections at Deerwood Office Center sale (Note 6), real estate investments consist of just one commercial office building at November 30, 1996 and 1995, and are recorded at cost less accumulated depreciation. Cost includes the initial purchase price of the property plus closing costs, acquisition and legal fees and capital improvements. Depreciation is computed using the straight-line method based on estimated useful lives of 10 to 25 years, except for tenant improvements, which are depreciated over the terms of the respective leases.

Leases - Leases are accounted for as operating leases. Leasing commissions are amortized over the terms of the respective leases and are included in prepaid expenses, net of accumulated amortization.

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

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation. However, in many instances current exchange prices are not available for certain of the Partnership's financial instruments, since no active market generally exists for such financial instruments.

Fair value estimates are subjective and are dependent on a number of significant assumptions based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In addition, FAS 107 allows a wide range of valuation techniques. Therefore, comparisons between entities, however similar, may be difficult.

Deferred Rent Receivable - Deferred rent receivable consists of rental income which is recognized on a straight-line basis over the term of the respective leases but will not be received until later periods.

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

Reclassifications - Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

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

If as a result of the dissolution of the Partnership, the sum of the Limited Partners' capital contributions plus an amount equal to a 6% cumulative annual return on each Limited Partner's adjusted capital value less any distributions made to each Limited Partner from net cash flow from operations, exceeds aggregate distributions to the Limited Partners of net proceeds from a sale or refinancing, the General Partners will contribute to the Partnership for distribution to the Limited Partners an amount equal to the lesser of such excess or the aggregate distribution of net proceeds from a sale or refinancing distributed to the General Partners.

4. Transactions with Related Parties
The following is a summary of the amounts earned by or accrued to the General Partners and their affiliates during the years ended November 30, 1996, 1995 and 1994:

                             Unpaid Earned
                              November 30,                   Earned
                              ------------   ---------------------------------
                                      1996         1996       1995        1994
Advances and related interest   $2,772,236     $198,685   $210,830    $168,465
Acquisition fees                   623,925            _          _           _
Selling commissions                467,400            _          _           _
                                $3,863,561     $198,685   $210,830    $168,465


The above amounts were earned by or accrued to the General
Partners and their affiliates as follows:

                             Unpaid Earned
                              November 30,                   Earned
                             -------------   --------------------------------
                                      1996         1996       1995       1994
CP4 Services and affiliates     $3,617,191     $198,685   $210,830   $168,465
HS Advisors and affiliates         246,370            _          _          _
                                $3,863,561     $198,685   $210,830   $168,465


The advances from CP4 Services and HS Advisors bear interest at the prime rate. The advances are to be repaid from future cash flows of the Partnership, when available. Interest expense recorded on the advances was $198,685, $210,830 and $168,465 during 1996, 1995 and 1994, respectively.

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


(a)  The Crosswest Office Center was originally acquired by
     Skytop.

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

(iii)Prior to the dissolution of Skytop, taxable income from operations was to be allocated to the coventurer to the extent of cash distributions made during the year. The first $50,000 of the excess of income over cash distributions was to be allocated 60% to the Partnership and 40% to the coventurer. The amount in excess of $50,000 was to be allocated 99% to the Partnership and 1% to the coventurer. Since May 31, 1994, the Partnership will be allocated 100% of taxable income from operations (Note
     3).

The Joint Venture agreement of Deerwood substantially provides that:

(i) Net cash from operations will be distributed to the Partnership until it has received an annual, noncumulative return on its capital contribution, as defined, of 12%. Any remaining cash from operations will be distributed 80% to the Partnership and 20% to the coventurer.

(ii) Net proceeds from the sale of the Deerwood Office Center were distributed as follows: first, 100% to the Partnership until it has received 115% of its capital contribution, and a 12% cumulative return on its adjusted capital investment, as defined; second, approximately $100,000 to the Deerwood coventurer; and third, 80% to the Partnership and 20% to the Deerwood coventurer. Upon the sale of the Deerwood Office Center, there were no net proceeds available for distribution in excess of the primary obligation to the Partnership.

(iii)Operating losses will be allocated 100% to the Partnership.

     Taxable income from operations will be allocated to the coventurer to the extent of cash distributions made during the year. The excess of income over cash distributions will be allocated 80% to the Partnership and 20% to the coventurer.

(iv) The loss from the sale of the Deerwood Office Center was allocated to each coventurer to the extent that the coventurer had a positive capital account prior to the transaction. The remainder was allocated to the Partnership. Deerwood was sold on November 30, 1994 (Note 6).

6. Mortgage Notes Payable

Skytop Associates Joint Venture On October 10, 1990, the Partnership entered into a mortgage loan agreement with Apple Bank for Savings. The principal amount of the loan was $1,973,861 and bore interest at 10.25% and was payable in equal monthly installments of $18,117, applied to principal and interest, commencing December 1, 1990 through October 1, 1993. On October 1, 1993, the entire balance of the debt outstanding was due and payable. At the option of the General Partners, the loan was extended to November 18, 1993. The loan was collateralized by the Crosswest Office Center.

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


Annual principal maturities of the mortgage note over the next five years are as follows:

          1997                         $   138,074
          1998                             149,163
          1999                             161,143
          2000                             174,086
          2001                           2,030,711
                                       $ 2,653,177

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of long-term debt approximates carrying value.

Deerwood Center Associates Joint Venture - On December 12, 1988, Deerwood entered into a mortgage loan agreement with Aetna Life Insurance Company ("Aetna") for $6,521,990, replacing the original mortgage of $5,000,000, and collateralized by the Reflections at Deerwood Office Center. The proceeds from the refinancing were utilized to retire the outstanding balance of the original mortgage loan, with excess proceeds used to fund other obligations of the Partnership and to establish a working capital reserve for future expenditures of the Partnership. In connection with the loan refinancing, closing costs incurred in the amount of $122,967 were amortized over the term of the loan. Interest on the loan was paid in the amount of $580,210 for the year ended November 30, 1994.

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

Aetna also required the Partnership to establish an escrow account for the purpose of funding tenant improvements, leasing commissions, repairs and maintenance, and capital improvements at the property. On June 16, 1992, the Partnership made an initial deposit of $197,900 to this account. Thereafter, all cash flow generated at the property was paid into the escrow account on a monthly basis and was released in accordance with the terms and conditions described in the loan documents. In addition, Aetna's approval was also required on all future leases. The balance in the tenant improvement escrow account was disbursed on November 30, 1994 and applied toward the mortgage, as a result of the sale of the property on the same date (see below). In connection with the loan remodification, closing costs incurred in the amount of $31,060 were being amortized over the term of the loan. The closing costs and related accumulated amortization were written off at year end. As required by the terms of the agreement, the Partnership made a cash payment of $650,000 on June 16, 1992 to Aetna to be applied to the outstanding principal balance of the loan. Such payment was funded with a portion of the proceeds from the Crosswest Loan obtained in 1990 and Partnership cash flow from operations. A cash payment of $150,000 was made on January 1, 1993 and a cash payment of $150,000 was due on January 1, 1994, with the remaining principal balance of $5,571,990 due upon maturity in 1995. Deerwood did not make the principal payment of $150,000 due on January 1, 1994 and, as a result, was in default on this mortgage obligation for most of the fiscal year.

On November 30, 1994, the Deerwood Office Center was sold for a gross sales price of $6,977,000. Proceeds from the sale, after payment of Deerwood's outstanding mortgage balance and closing costs, totaled $647,205, which was added to the Partnership's cash reserves. The net loss related to the disposition of Deerwood Office Center was $2,286,388. 7. Rental Income Under Operating Leases Future minimum rental income on noncancellable operating leases at Crosswest Office Center as of November 30, 1996 is as follows:

          1997                          $2,300,960
          1998                           1,879,766
          1999                           1,108,956
          2000                             803,364
          2001                             289,713
          Thereafter                       547,178
                                        $6,929,937

Generally, leases are for terms of three to five years, contain renewal options and allow for increases in certain property operating expenses to be passed on to tenants.

8. Reconciliation of Net Loss to Tax Loss
For the year ended November 30, 1996, taxable income exceeded the net loss reported in the financial statements by $277,916. For the year ended November 30, 1995 and 1994, the net loss reported in the financial statements exceeded the tax loss by $131,312 and $992,480, respectively. These differences are due to the differences between the tax basis and financial statement basis of buildings and improvements and the use of accelerated methods of depreciating real estate for tax purposes as compared to the straight-line method used for financial statement purposes. In addition, rental income is recorded on a straight-line basis over the term of the lease for financial statement purposes, and is reportable for tax purposes when received or receivable.






                 Report of Independent Auditors
                --------------------------------



General and Limited Partners
Commercial Properties 4, L.P.
and Consolidated Ventures

We have audited the accompanying consolidated balance sheets of Commercial Properties 4, L.P. and Consolidated Ventures as of November 30, 1996 and 1995, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended November 30, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Properties 4, L.P. and Consolidated Ventures at November 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.


                                                ERNST & YOUNG LLP
Boston, Massachusetts
January 15, 1997





                       Net Asset Valuation
                      ---------------------
Comparison of Acquisition Costs to Appraised Value and Determination of Net Asset Value Per $500 Unit at November 30, 1996 (Unaudited)


                                                                  Partnership's
                                               Acquisition Cost        Share of
                                           (Purchase Price Plus     November 30,
                                  Date of     General Partners'  1996 Appraised
Property                        Acquisition    Acquisition Fees)      Value (1)
Crosswest Office Center (2)      09-10-85         $17,478,593       $8,346,823

Cash and cash equivalents                                            1,339,034
Cash restricted                                                        873,891
Rent receivable                                                         88,910
Prepaid expenses                                                        52,036
Other assets                                                            47,515
                                                                    10,748,209
Less:
  Total Liabilities - net of mortgage loan                          (4,267,312)

Partnership Net Asset Value (3)                                     $6,480,897

Net Asset Value Allocated:
  Limited Partners                                                  $6,416,088
  General Partners                                                      64,809
                                                                    $6,480,897

Net Asset Value Per Unit
  (56,341 units outstanding)                                           $113.88

(1) This represents the Partnership's share of the November 30, 1996 Appraised Value which was determined by an independent property appraisal firm.

(2) The Partnership's share of the November 30, 1996 Appraised Value is net of the outstanding mortgage loan balance at November 30, 1996.

(3) The Net Asset Value assumes a hypothetical sale at November 30, 1996 of the Partnership's property at a price based upon its value as a rental property, as determined by an independent property appraisal firm, and the distribution of the proceeds of such sale, combined with the Partnership's cash, after liquidation of the Partnership's liabilities to the Partners. Real estate brokerage commissions payable to the General Partners or others are not determinable at this time and have not been included in the determination. Since the Partnership would incur real estate brokerage commissions and other selling expenses in connection with the sale of the property and other assets, cash available for distribution to the Partners would be less than the appraised Net Asset Value.

Limited Partners should note that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for the property which the appraiser believes are comparable. In addition, the appraised value does not reflect the actual costs which would be incurred in selling the property. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's property and the price at which Units of the Partnership could be sold may be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuations of Units should consider all relevant factors, including, but not limited to Net Asset Value per Unit, in determining the fair market value of the investment in the Partnership for such purposes.





Schedule III - Real Estate and Accumulated Depreciation November 30, 1996

                                                   Crosswest
Commercial Property:                           Office Center            Total

Location                                     Westchester, NY               na
Construction date                                       1985               na
Acquisition date                                    09-10-85               na
Life on which depreciation in latest
income statements is computed                  10 - 25 years               na
Encumbrances                                     $ 2,653,177      $ 2,653,177
Initial cost to Partnership:
     Land                                          2,000,000        2,000,000
     Building and improvements                    14,048,055       14,048,055
Costs capitalized
subsequent to acquisition:
     Land, building
     and improvements                              4,197,258        4,197,258
Retirements                                           (3,823)          (3,823)
Gross amount at which
carried at close of period (1):
     Land                                        $ 2,000,000      $ 2,000,000
     Building and improvements                   $18,241,490      $18,241,490
                                                 $20,241,490      $20,241,490

Accumulated depreciation (2)                     $ 8,337,153      $ 8,337,153

(1) For Federal income tax purposes, the aggregate basis of land, buildings and improvements is $19,093,550.

(2) For Federal income tax purposes, the amount of accumulated depreciation is $8,401,958.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended November 30, 1996, 1995, and 1994:

                                                1996         1995         1994
Real estate investments:
Beginning of year                        $20,027,287  $19,678,184  $33,020,145
Additions                                    218,026      349,103      677,979
Basis adjustment, net                           -            -        (993,239)
Retirements                                   (3,823)        -            -
Dispositions                                    -            -     (13,026,701)
End of year                              $20,241,490  $20,027,287  $19,678,184


Accumulated depreciation:
Beginning of year                        $ 7,380,618  $ 6,447,519  $ 9,201,289
Depreciation expense                         960,358      933,099    1,459,886
Retirements                                   (3,823)        -            -
Dispositions                                    -            -      (4,213,656)
End of year                              $ 8,337,153  $ 7,380,618  $ 6,447,519






                        Consent of Independent Auditors

       We consent to the incorporation by reference in this Annual Report (Form 10-K) of Commercial Properties 4, L.P. of our report dated January 15, 1997, included in the 1996 Annual Report to Shareholders of Commercial Properties 4, L.P. and Consolidated Ventures.

       Our audit also included the financial statement schedule of Commercial Properties 4, L.P. and Consolidated Ventures listed in Item 14(a). This schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.


                                                       ERNST & YOUNG LLP
       Boston, Massachusetts
       January 15, 1997