Form 10-Q
period 1997-02-28
COMMERCIAL PROPERTIES 4 L P
filed 1997-04-14
CIK 759852

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X  Quarterly Report Pursuant to Section 13 or
--- 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended February 28, 1997

                                       or

    Transition Report Pursuant to Section 13
    or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-14342


                         COMMERCIAL PROPERTIES 4, L.P.
              Exact Name of Registrant as Specified in its Charter


Virginia                                               11-2711361
State or Other Jurisdiction                  I.R.S. Employer Identification No.
of Incorporation or Organization



3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                        10285
Address of Principal Executive Offices                     Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---




Consolidated Balance Sheets             At February  28,      At November 30,
                                                    1997                 1996
Assets
Real estate, at cost:
 Land                                        $ 2,000,000          $ 2,000,000
 Building and improvements                    18,442,639           18,241,490
                                              20,442,639           20,241,490
 Less accumulated depreciation                (8,491,864)          (8,337,153)
                                              11,950,775           11,904,337

Cash and cash equivalents                      1,425,059            1,339,034
Restricted cash                                  870,133              873,891
Rent receivable                                   82,774               88,910
Prepaid expenses, net of accumulated
 amortization of $426,027 in 1997 and
 $423,728 in 1996                                373,206              360,341
Deferred rent receivable                         355,077              370,148
Other assets, net of accumulated amortization
 of $58,651 in 1997 and $54,165 in 1996          178,517              182,233
  Total Assets                               $15,235,541          $15,118,894

Liabilities and Partners' Capital (Deficit)
Liabilities:
Mortgage note payable                        $ 2,608,332           $2,653,177
Accrued interest payable                               -               17,135
Accounts payable and accrued expenses            521,216              386,616
Due to affiliates                              3,912,765            3,863,561
  Total Liabilities                            7,042,313            6,920,489

Partners' Capital (Deficit):
General Partners                                (126,635)            (128,928)
Limited Partners (56,341 units outstanding)    8,319,863            8,327,333
  Total Partners' Capital                      8,193,228            8,198,405
  Total Liabilities and Partners' Capital    $15,235,541          $15,118,894




Consolidated Statement of Partners' Capital (Deficit)
For the three months ended February 28, 1997
                                      General          Limited
                                     Partners         Partners          Total
Balance at November 30, 1996        $(128,928)      $8,327,333     $8,198,405
Net income (loss)                       2,293           (7,470)        (5,177)
Balance at February 28, 1997        $(126,635)      $8,319,863     $8,193,228




Consolidated statements of Operations
For the three months ended February 28, and February 29,   1997           1996

Income
Rental                                                 $716,818       $662,147
Interest                                                 24,703         18,419
        Total income                                    741,521        680,566

Expenses
Property operating                                      330,973        321,391
Depreciation and amortization                           275,139        276,480
Interest expense                                        100,316        105,987
General and administrative                               40,270         40,475
        Total expenses                                  746,698        744,333
        Net Loss                                       $ (5,177)      $(63,767)

Net Income (Loss) Allocated:
To the General Partners                                $  2,293       $  1,489
To the Limited Partners                                  (7,470)       (65,256)
                                                       $ (5,177)      $(63,767)
Per limited partnership unit
(56,341 outstanding)                                      $(.13)        $(1.16)



Consolidated Statements of Cash Flows
For the three months ended February 28, and February 29,   1997           1996

Cash Flows From Operating Activities:
Net loss                                               $ (5,177)      $(63,767)
Adjustments to reconcile net loss to net
 cash provided by (used for) operating activities:
  Depreciation                                          239,677        241,370
  Amortization                                           35,462         35,110
  Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
    Restricted cash                                       3,758       (348,071)
    Rent receivable                                       6,136        (18,902)
    Prepaid expenses and other assets                   (44,611)       (32,973)
    Deferred rent receivable                             15,071          4,349
    Accrued interest payable                            (17,135)          (201)
    Accounts payable and accrued expenses                37,578         12,519
    Due to affiliates                                    49,204         50,695
Net cash provided by (used for) operating activities    319,963       (119,871)

Cash Flows From Investing Activities:
Tenant reimbursements for improvements                        -         36,390
Additions to real estate                               (286,115)       (11,292)
Accounts payable - real estate assets                    97,022          4,140
Net cash provided by (used for) investing activities   (189,093)        29,238

Cash Flows From Financing Activities:
Mortgage principal payments                             (44,845)       (31,033)
Net cash used for investing activities                  (44,845)       (31,033)

Net increase (decrease) in cash and cash equivalents     86,025       (121,666)
Cash and cash equivalents, beginning of period        1,339,034        859,541
Cash and cash equivalents, end of period             $1,425,059      $ 737,875

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest             $   68,108      $  53,682
Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated tenant improvements   $   84,966      $   3,823





Notes to the Consolidated Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1997 and the results of operations and cash flows for the three months ended February 28, 1997 and February 29, 1996 and the statement of changes in partners' capital (deficit) for the three months ended February 28, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year
1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

Since the full amount of units offered was not sold, insufficient funds were raised to meet the Partnership's commitments with respect to the acquisition and lease-up of the properties. In order to meet these commitments, the General Partners have postponed reimbursements of certain fees and expenses. Funds made available by deferring payment of the acquisition fee at Reflections have been fully distributed to the Limited Partners as cash distributions. Cash flow from operations is currently being utilized to make payments on the principal balance of the mortgage secured by Crosswest Office Center ("Crosswest") or held in escrow to fund future mortgage payments. It is anticipated that cash distributions will remain suspended for the foreseeable future in light of these funding needs and the Partnership's plan to market Crosswest for sale in 1997. Any cash reserves held by the Partnership at the time of sale will be distributed together with proceeds resulting from such a sale.

The Partnership had cash and cash equivalents at February 28, 1997 of $1,425,059 compared with $1,339,034 at November 30, 1996.
The increase is primarily attributable to net cash from operating activities exceeding real estate additions and mortgage principal payments. Net cash provided by operating activities totaled $319,963 for the three months ended February 28, 1997 compared with net cash used for operating activities totaling $119,871 for the three months ended February 29, 1996. The change primarily reflects the lower net loss, and to the timing of contributions to and withdrawals from restricted cash. At February 28, 1997, the Partnership had a restricted cash balance of $870,133 compared with $873,891 at November 30, 1996. The restricted cash balance at February 28, 1997 consisted of $40,353 in security deposits, $214,821 reserved to fund real estate taxes at Crosswest and $614,959 representing the building lockbox escrow which was set up during the fourth quarter of 1993, pursuant to Crosswest's amended loan agreement. The Partnership's cash balance, along with funds generated by operating activities are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

Accrued interest payable at February 28, 1997 was $0 compared with $17,135 at November 30, 1996. The decrease is due to payments on the mortgage note secured by Crosswest.

Accounts payable and accrued expenses totaled $521,216 at February 28, 1997 compared to $386,616 at November 30, 1996. The increase is primarily a result of the timing of payments for building improvements.

Results of Operations

Partnership operations resulted in a net loss of $5,177 for the three months ended February 28, 1997, compared with a net loss of $63,767 for the three months ended February 29, 1996. The lower net loss in 1997 is largely attributable to higher rental income at Crosswest, partially offset by higher property operating expenses.

Rental income totaled $716,818 for the three months ended February 28, 1997, compared with $662,147 for the three months ended February 29, 1996. The increase is primarily attributable to higher rental rates and tenant reimbursable income. Interest income increased to $24,703 for the three months ended February 28, 1997, compared with $18,419 for the three months ended February 29, 1996, primarily due to higher average cash balances.

Property operating expenses totaled $330,973 for the three months ended February 28, 1997, compared with $321,391 for the three months ended February 29, 1996. The increase is primarily due to higher advertising and utility costs.

At February 28, 1997 the Property was 99% leased, unchanged from a year earlier.

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



                                 COMMERCIAL PROPERTIES 4, L.P.

                            BY:  CP4 REAL ESTATE SERVICES INC.
                                 General Partner



Date:   April 14, 1997           BY:  /s/ Kenneth L. Zakin
                                      Director and President


Date:   April 14, 1997           BY:  /s/William Caulfield
                                      Vice President and
                                      Chief Financial Officer