Form 10-Q
period 1997-05-31
COMMERCIAL PROPERTIES 4 L P
filed 1997-07-15
CIK 759852

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
         X    Quarterly Report Pursuant to Section 13 or
              15(d) of the Securities Exchange Act of 1934

              For the Quarterly Period Ended May 31, 1997

                                  or

              Transition Report Pursuant to Section 13
              or 15(d) of the Securities Exchange Act of 1934

              For the Transition period from ______  to ______


                 Commission File Number: 0-14342


                    COMMERCIAL PROPERTIES 4, L.P.
       Exact Name of Registrant as Specified in its Charter


         Virginia
State or Other Jurisdiction of               11-2711361
Incorporation or Organization      I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson           10285
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
                                                Yes    X   No____


Consolidated Balance Sheets             At May 31,            At November 30,
                                             1997                       1996
Assets
Real estate, at cost:
 Land                                $  2,000,000               $  2,000,000
 Building and improvements             18,704,303                 18,241,490
                                       20,704,303                 20,241,490
 Less accumulated depreciation         (8,731,442)                (8,337,153)
                                       11,972,861                 11,904,337

Cash and cash equivalents               1,612,979                  1,339,034
Restricted cash                           468,927                    873,891
Rent receivable                            71,781                     88,910
Prepaid expenses, net of
 accumulated amortization
 of $456,183 in 1997 and
 $423,728 in 1996                         534,356                    360,341
Deferred rent receivable                  339,495                    370,148
Other assets, net of accumulated
 amortization of $63,137 in 1997
 and $54,165 in 1996                      174,031                    182,233
  Total Assets                       $ 15,174,430               $ 15,118,894

Liabilities and Partners' Capital (Deficit)
Liabilities:
 Mortgage note payable               $  2,573,932               $  2,653,177
 Accrued interest payable                       _                     17,135
 Accounts payable and accrued
   expenses                               472,502                    386,616
 Due to affiliates                      3,996,741                  3,863,561
Total Liabilities                       7,043,175                  6,920,489
Partners' Capital (Deficit):
 General Partners                        (125,479)                  (128,928)
 Limited Partners
 (56,341 units outstanding)             8,256,734                  8,327,333
  Total Partners' Capital               8,131,255                  8,198,405
  Total Liabilities and
   Partners' Capital                 $ 15,174,430               $ 15,118,894



Consolidated Statement of Partners' Capital (Deficit)
For the six months ended May 31, 1997
                                    General         Limited
                                   Partners         Partners           Total

Balance at November 30, 1996     $ (128,928)     $ 8,327,333     $ 8,198,405
Net income (loss)                     3,449          (70,599)        (67,150)
Balance at May 31, 1997          $ (125,479)     $ 8,256,734     $ 8,131,255



Consolidated Statements of Operations

                        Three months ended May 31,    Six months ended May 31,
                               1997          1996          1997          1996
Income
Rental                   $  669,510    $  667,143   $ 1,386,328   $ 1,329,290
Interest                     19,903        19,078        44,606        37,497
   Total Income             689,413       686,221     1,430,934     1,366,787

Expenses
Property operating          300,814       287,424       631,787       608,815
Depreciation and
 amortization               274,219       275,381       549,359       551,861
Interest expense            101,154       102,216       201,470       208,203
General and administrative   75,199        37,742       115,468        78,217
   Total Expenses           751,386       702,763     1,498,084     1,447,096
        Net Loss         $  (61,973)   $  (16,542)  $   (67,150)  $   (80,309)

Net Income (Loss) Allocated:
To the General Partners  $    1,156    $    1,719   $     3,449   $     3,208
To the Limited Partners     (63,129)      (18,261)      (70,599)      (83,517)
                         $  (61,973)   $  (16,542)  $   (67,150)  $   (80,309)
Per limited partnership unit
(56,341 outstanding)         $(1.12)        $(.32)       $(1.25)       $(1.48)



Consolidated Statements of Cash Flows
For the six months ended May 31,                        1997              1996

Cash Flows From Operating Activities:
Net loss                                          $  (67,150)       $  (80,309)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation                                      479,255           481,461
   Amortization                                       70,104            70,400
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Restricted cash                              404,964           263,776
        Rent receivable                               17,129            (9,608)
        Prepaid expenses and other assets           (235,917)         (124,246)
        Deferred rent receivable                      30,653            14,184
        Accrued interest payable                     (17,135)             (405)
        Accounts payable and accrued expenses        (25,295)          (96,442)
        Due to affiliates                            133,180           100,306
Net cash provided by operating activities            789,788           619,117

Cash Flows From Investing Activities:
Tenant reimbursements for improvements                     _            36,390
Additions to real estate                             547,779)          (74,185)
Accounts payable - real estate assets                111,181            32,024
Net cash used for investing activities              (436,598)           (5,771)

Cash Flows From Financing Activities:
Mortgage principal payments                          (79,245)          (62,670)
Net cash used for financing activities               (79,245)          (62,670)
Net increase in cash and cash equivalents            273,945           550,676
Cash and cash equivalents, beginning of period     1,339,034           859,541
Cash and cash equivalents, end of period          $1,612,979        $1,410,217

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest            $118,424          $106,759
Supplemental Disclosure of Non-Cash Investing
 Activities:
Write-off of fully depreciated tenant improvements  $ 84,966          $  3,823



Notes to the Consolidated Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1997 and the results of operations for the three and six months ended May 31, 1997 and 1996, cash flows for the six months ended May 31, 1997 and 1996 and the statement of changes in partners' capital (deficit) for the six months ended May 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996, or the following material contingencies exist, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Effective as of December 1, 1996, the Partnership began reimbursing certain expenses incurred by CP4 Real Estate Services Inc. and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of CP4 Real Estate Services Inc. had voluntarily absorbed these expenses.



Part I, Item 2. Management's Discussion and Analysis of Financial
                Condition and Results ofOperations

Liquidity and Capital Resources

Since the full amount of units offered was not sold, insufficient funds were raised to meet the Partnership's commitments with respect to the acquisition and lease-up of the properties. In order to meet these commitments, the General Partners have postponed reimbursements of certain fees and expenses. Funds made available by deferring payment of the acquisition fee at Reflections at Deerwood Center have been fully distributed to the Limited Partners as cash distributions. Cash flow from operations is currently being utilized to make payments on the principal balance of the mortgage secured by the Partnership's remaining property, Crosswest Office Center ("Crosswest"), or held in escrow to fund future mortgage payments. It is anticipated that cash distributions to the partners of the Partnership will remain suspended for the foreseeable future in light of these funding needs and the Partnership's decision to market Crosswest for sale in the third quarter of 1997. Any cash reserves held by the Partnership at the time of sale will be distributed together with proceeds resulting from such a sale.

The Partnership had cash and cash equivalents at May 31, 1997 of $1,612,979 compared with $1,339,034 at November 30, 1996. The increase is primarily attributable to net cash from operating activities exceeding real estate additions and mortgage principal payments. Net cash provided by operating activities totaled $789,788 for the six months ended May 31, 1997 compared with $619,117 for the six months ended May 31, 1996. The change primarily reflects the lower net loss, and the timing of contributions to and withdrawals from restricted cash. At May 31, 1997, the Partnership had a restricted cash balance of $468,927 compared with $873,891 at November 30, 1996. The restricted cash balance at May 31, 1997 consisted of $37,041 in security deposits, $106,251 reserved to fund real estate taxes at Crosswest and $325,635 representing the building lockbox escrow which was set up during the fourth quarter of 1993, pursuant to Crosswest's amended loan agreement. The decrease is primarily attributable to the payment in 1997 of invoices for building improvements related to the first floor renovation. The Partnership's cash balance, along with funds generated by operating activities are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

During the quarter, two tenants at Crosswest increased their space by 1,135 square feet and 563 square feet, respectively, and extended their leases. In order to provide space for the 1,135 square foot expansion, the General Partners negotiated an early termination with a tenant occupying 4,542 square feet, and collected an early termination penalty. As a result of this leasing activity, Crosswest was 97% leased as of May 31, 1997.
In addition, negotiations continue with a tenant to renew its lease for 978 square feet, which expired on May 31, 1997. Four other leases totaling 3,063 square feet are scheduled to expire during the remainder of 1997.

Rent receivable at May 31, 1997 was $71,781 compared to $88,910 at November 30, 1996. The decrease is mainly due to the timing of rental payments. Prepaid expenses at May 31, 1997 was $534,356 compared to $360,341 at November 30, 1996. The increase is largely due to the payment of 1997 real estate taxes.

Accrued interest payable at May 31, 1997 was $0 compared to $17,135 at November 30, 1996. The decrease is due to the timing of mortgage payments on the mortgage note secured by Crosswest. Accounts payable and accrued expenses totaled $472,502 at May 31, 1997 compared to $386,616 at November 30, 1996. The increase is primarily a result of the timing of payments for building improvements.

Results of Operations

Partnership operations resulted in a net loss of $61,973 and $67,150, including depreciation and amortization, for the three and six months ended May 31, 1997, respectively, compared with a net loss of $16,542 and $80,309 for the three and six months ended May 31, 1996, respectively. The higher loss for the 1997 three-month period is primarily due to higher general and administrative expenses. The lower net loss for the 1997 six-month period is primarily attributable to an increase in rental income, partially offset by an increase in general and administrative expenses.

Rental income totaled $669,510 and $1,386,328 for the three and six months ended May 31, 1997, respectively, compared with $667,143 and $1,329,290 for the three and six months ended May 31, 1996, respectively. The higher rental income in 1997 is largely due to an increase in base rents and tenant reimbursable income. Interest income totaled $19,903 and $44,606 for the three and six months ended May 31, 1997 compared with $19,078 and $37,497 for the comparable periods in 1996. The increases reflect the Partnership's higher cash balance for the 1997 periods.

Property operating expenses totaled $300,814 and $631,787 for the three and six months ended May 31, 1997, respectively, compared with $287,424 and $608,815 for the comparable periods in 1996. The slight increase in the six-month period is primarily due to higher advertising and cleaning costs.

General and administrative expenses for the three and six months ended May 31, 1997 were $75,199 and $115,468, respectively, compared with $37,742 and $78,217, respectively, for the same periods in 1996. During the 1997 period, certain expenses incurred by CP4 Real Estate Services Inc., its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of CP4 Real Estate Services Inc. in prior periods, were accrued to be reimbursed to CP4 Real Estate Services Inc. and its affiliates.

As of May 31, 1997, Crosswest was 97% leased, compared to 100% as of May 31, 1996. In early 1997 the Partnership began converting an existing first-floor storage area to usable office space, thereby expanding the Property's total leasable area by approximately 6,000 square feet. This project was completed during the second quarter of 1997 and the General Partners are marketing this space for lease. This space will be included in future calculations of the Property's total leasable area and, as such, the Property's lease level may decline until this space is leased.

Part II      Other Information

Items 1-5    Not applicable.

Item 6       Exhibits and reports on Form 8-K.

             (a)  Exhibits -

                  (27) Financial Data Schedule

             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three-month period covered by this report.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    COMMERCIAL PROPERTIES 4, L.P.

                    BY:  CP4 REAL ESTATE SERVICES INC.
                         General Partner



Date:   July 15, 1997        BY:  /s/Mark Marcucci
                                  Director and President


Date:   July 15, 1997        BY:  /s/William Caulfield
                                  Vice President and
                                  Chief Financial Officer