Form 10-Q
period 1997-08-31
COMMERCIAL PROPERTIES 4 L P
filed 1997-10-15
CIK 759852

United States Securities and Exchange Commission
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
     X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended August 31, 1997

     or

          Transition Report Pursuant to Section 13 or 15(d) ofthe Securities Exchange Act of 1934
                       For the Transition period from ______ to ______


                            Commission File Number: 0-14342


                       COMMERCIAL PROPERTIES 4, L.P.
                     --------------------------------
             Exact Name of Registrant as Specified in its Charter


            Virginia                                 11-2711361
State or Other Jurisdiction of            I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,                    10285
New York, NY    Attn: Andre Anderson
------------------------------------                   -----------
Address of Principal Executive Offices                  Zip Code

                              (212) 526-3237
                              --------------
              Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X   No ____

Consolidated
Balance Sheets                                At August 31,      At November 30,
                                                      1997                 1996
Assets
Real estate, at cost:
 Land                                           $2,000,000           $2,000,000
 Building and improvements                      18,974,747           18,241,490
                                                -------------------------------
                                                20,974,747           20,241,490
 Less accumulated depreciation                  (8,964,482)          (8,337,153)
                                                -------------------------------
                                                12,010,265           11,904,337

Cash and cash equivalents                           55,813            1,339,034
Restricted cash                                    600,559              873,891
Rent receivable                                     97,877               88,910
Prepaid expenses,
net of accumulated amortization
 of $496,607 in 1997 and $423,728 in 1996          420,456              360,341
Deferred rent receivable                           325,569              370,148
Other assets, net of accumulated amortization
 of $67,623 in 1997 and $54,165 in 1996            169,546              182,233

  Total Assets                                 $13,680,085          $15,118,894

Liabilities and Partners' Capital (Deficit)
Liabilities:
 Mortgage note payable                          $2,538,862           $2,653,177
 Accrued interest payable                            --                  17,135
 Accounts payable and accrued expenses             534,675              386,616
 Due to affiliates                               2,531,356            3,863,561
  Total Liabilities                              5,604,893            6,920,489
Partners' Capital (Deficit):
 General Partners                                 (124,269)            (128,928)
 Limited Partners (56,341 units outstanding)     8,199,461            8,327,333
  Total Partners' Capital                        8,075,192            8,198,405
  Total Liabilities and Partners' Capital      $13,680,085          $15,118,894


Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended August 31, 1997
                                               General      Limited
                                              Partners     Partners       Total
Balance at November 30, 1996                 $(128,928)  $8,327,333  $8,198,405
Net income (loss)                                4,659     (127,872)   (123,213)
Balance at August 31, 1997                   $(124,269)  $8,199,461  $8,075,192


Consolidated Statements of Operations
                              Three months ended           Nine months ended
                                   August 30,                  August 30,


                                  1997       1996            1997          1996
Income
Rental                        $680,901   $680,627      $2,067,229    $2,009,917
Interest                        21,671     23,989          66,277        61,486
    Total Income               702,572    704,616       2,133,506     2,071,403
Expenses
Property operating             338,004    352,853         969,791       961,668
Depreciation and amortization  277,949    274,560         827,308       826,421
Interest expense                99,984    101,594         301,454       309,797
General and administrative      42,698     39,538         158,166       117,755
   Total Expenses              758,635    768,545       2,256,719     2,215,641
   Net Loss                   $(56,063)  $(63,929)      $(123,213)    $(144,238)
Net Income (Loss) Allocated:
To the General Partners         $1,210    $ 1,111         $ 4,659        $4,319
To the Limited Partners        (57,273)   (65,040)       (127,872)     (148,557)
                              $(56,063)  $(63,929)      $(123,213)    $(144,238)
Per limited partnership unit
(56,341 outstanding)            $(1.02)    $(1.16)         $(2.27)       $(2.64)


Consolidated Statements of Cash Flows
For the nine months ended August 31,                         1997          1996

Cash Flows From Operating Activities:
Net loss                                                $(123,213)    $(144,238)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
  Depreciation                                            712,295       720,412
  Amortization                                            115,013       106,009
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Restricted cash                                       273,332       (67,407)
    Rent receivable                                        (8,967)      (17,062)
    Prepaid expenses and other assets                    (162,441)      (81,592)
    Deferred rent receivable                               44,579        20,553
    Accrued interest payable                              (17,135)         (614)
    Accounts payable and accrued expenses                    (738)     (143,465)
    Due to affiliates                                  (1,332,205)      149,343
Net cash provided by (used for) operating activities     (499,480)      541,939

Cash Flows From Investing Activities:
Tenant reimbursements for improvements                          0        36,390
Additions to real estate                                 (818,223)     (113,639)
Accounts payable - real estate assets                     148,797             0
Net cash used for investing activities                   (669,426)      (77,249)
Cash Flows From Financing Activities:
Mortgage principal payments                              (114,315)      (94,924)
Net cash used for financing activities                   (114,315)      (94,924)
Net increase (decrease) in cash and cash equivalents    (1,283,221)     369,766
Cash and cash equivalents, beginning of period           1,339,034      859,541
Cash and cash equivalents, end of period                 $ 55,813    $1,229,307
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                 $168,068      $159,219
Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated tenant improvements        $84,966        $3,823



Notes to the Consolidated Financial Statements

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1997 and the results of operations for the three and nine months ended August 31, 1997 and 1996, cash flows for the nine months ended August 31, 1997 and 1996 and the statement of partners' capital (deficit) for the nine months ended
August 31,1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996, or the following material contingency exists, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Effective as of December 1, 1996,the Partnership began reimbursing certain expenses incurred by CP4 Real Estate Services Inc. and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of CP4 Real Estate Services Inc. had voluntarily absorbed these expenses.



Part I, Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations

Liquidity and Capital Resources

Since the full amount of units offered was not sold, insufficient funds were raised to meet the Partnership's commitments with respect to the acquisition and lease-up of the properties. In order to meet these commitments, the General Partners have postponed reimbursements of certain fees and expenses. Funds made available by deferring payment of the acquisition fee at Reflections at Deerwood Center have been fully distributed to the Limited Partners as cash distributions. Cash flow from operations is currently being utilized to make payments on the principal balance of the mortgage secured by the Partnership's remaining property, Crosswest Office Center ("Crosswest"), or held in escrow to fund future mortgage payments. It is anticipated that cash distributions to the partners of the Partnership will remain suspended for the foreseeable future in light of these funding needs and the Partnership's decision to market Crosswest for sale. Any cash reserves held by the Partnership at the time of sale will be distributed together with proceeds resulting from such a sale.

The Partnership had cash and cash equivalents at August 31, 1997 of $55,813 compared with $1,339,034 at November 30, 1996. The decrease is primarily attributable to real estate additions, mortgage principal payments and the payment of certain other reimbursable expenses exceeding net cash from operating activities. At August 31, 1997, the Partnership had a restricted cash balance of $600,559 compared with $873,891 at November 30, 1996. The restricted cash balance at August 31, 1997 consisted of $42,920 in security deposits, $227,996 reserved to fund real estate taxes at Crosswest and $329,643 representing the building lockbox escrow which was set up during the fourth quarter of 1993, pursuant to Crosswest's amended loan agreement. The decrease is primarily attributable to the payment in 1997 of invoices for building improvements related to the first floor renovation, which was partially offset by contributions to the escrow for real estate taxes. The Partnership's cash balance, along with funds generated by operating activities are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

During the fiscal third quarter, the General Partners executed three lease renewals totaling 4,743 square feet. As previously reported, the property was 97% leased at May 31, 1997. However, an additional 6,000 square feet was recently added to the Property's total leasable area following the conversion of an existing first-floor storage area to usable office space. Adjusting for this additional space resulted in the Property being 94% leased at August 31,1997.

Rent receivable at August 31, 1997 was $97,877 compared to $88,910 at November 30, 1996. The increase is mainly due to the timing of rental payments. Prepaid expenses at August 31, 1997 were $420,456 compared to $360,341 at November 30,1996. The increase is largely due to the payment of leasing commissions. Deferred rent receivable was $325,569 at August 31, 1997, compared to $370,148 at November 30, 1996, down primarily due to the amortization of rental concessions.

Accrued interest payable at August 31, 1997 was $0 compared to $17,135 at November 30, 1996. The decrease is due to the timing of mortgage payments. Accounts payable and accrued expenses totaled $534,675 at August 31, 1997 compared to $386,616 at November 30, 1996. The increase is primarily a result of the timing of payments for building improvements and real estate taxes. Due to affiliates was $2,531,356 at August 31, 1997, compared to $3,863,561 at November 30, 1996. The decrease mainly reflects the reimbursement of certain fees and expenses.


Results of Operations

Partnership operations resulted in a net loss of $56,063 and $123,213, including depreciation and amortization, for the three and nine months ended August 31, 1997, respectively, compared with net losses of $63,929 and $144,238 for the three and nine months ended August 31, 1996, respectively. The lower net loss for the 1997 periods is primarily attributable to an increase in rental income and, for the three month period, lower property operating expenses, partially offset by an increase in general and administrative expenses.

Rental income totaled $680,901 and $2,067,229 for the three and nine months ended August 31, 1997, respectively, compared with $680,627 and $2,009,917 for the three and nine months ended August 31, 1996, respectively. The higher rental income in 1997 is largely due to an increase in base rents and tenant reimbursable income.

Property operating expenses totaled $338,004 and $969,791 for the three and nine months ended August 31, 1997, respectively, largely unchanged from $352,853 and $961,668 for the comparable periods in 1996.

General and administrative expenses for the three and nine months ended
August 31, 1997 were $42,698 and $158,166, respectively, compared with $39,538 and $117,755, respectively, for the same periods in 1996. During the 1997 period,certain expenses incurred by CP4 Real Estate Services Inc., its affiliates, and an unaffiliated third party service provider in servicing the Partnership,which were voluntarily absorbed by affiliates of CP4 Real Estate Services Inc.in prior periods, were accrued to be reimbursed to CP4 Real Estate Services Inc. and its affiliates.


Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits-
                  (27) Financial Data Schedule

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






                         COMMERCIAL PROPERTIES 4, L.P.

                       BY:  CP4 REAL ESTATE SERVICES INC.
                                General Partner



Date:  October 15, 1997      BY: /s/Mark J. Marcucci
                                ------------------------
                                  Director and President


Date:  October 15, 1997      BY: /s/William Caulfield
                                 ------------------------
                                  Vice President and
                                  Chief Financial Officer