Form 10-K
period 1997-11-30
COMMERCIAL PROPERTIES 4 L P
filed 1998-03-02
CIK 759852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended: November 30, 1997
                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                        Commission file number:  0-14342


                        COMMERCIAL PROPERTIES 4, L.P.
               (formerly Hutton/GSH Commercial Properties 4)
          Exact name of Partnership as specified in its charter


           Virginia                                        11-2711361
State or other jurisdiction of incorporation                  I.R.S.
Employer Identification No.

3 World Financial Center, 29th Floor
New York, NY  ATTN: Andre Anderson                            10285
Address of principal executive offices                       zip code

Partnership's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                UNITS OF LIMITED PARTNERSHIP INTEREST

                            Title of Class


Indicate by check mark whether the Partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    X

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Prospectus of Partnership dated February 4, 1985 (included in amendment No. 1 to Registration Statement, No. 2-95046, of Partnership filed February 4, 1985) are incorporated by reference into Part III.

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended
November 30, 1997 filed as an exhibit under Item 14.

                                PART I

Item 1.  Business

(a)  General Development of Business

Commercial Properties 4, L.P. (the "Registrant" or the "Partnership") (formerly known as Hutton/GSH Commercial Properties 4) is a Virginia limited partnership organized pursuant to a Certificate and Agreement of Limited Partnership dated November 1, 1984, of which CP4 Real Estate Services Inc. ("RE Services"), formerly Hutton Real Estate Services XI, Inc. (see Item 10. "Certain Matters Involving Affiliates of RE Services"), and HS Advisors III, Ltd. ("HS Advisors"), are the general partners (together, the "General Partners"). Commencing February 4, 1985, the Partnership began offering through E.F. Hutton & Company Inc. ("Hutton"), a former affiliate of the Partnership, up to a maximum of 100,000 units of limited partnership interest (the "Units") at $500 per Unit. Investors who purchased the Units (the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 2-95046, which Registration Statement was declared effective on February 4, 1985.

The offering of Units was terminated on February 6, 1986. Upon termination of the offering, the Partnership had accepted subscriptions for 56,341 Units for an aggregate of $28,170,500. After deducting offering costs and initial working capital reserves, approximately $23,600,000 was available for investment in real estate. In addition, by deferring certain fees and commissions related to the offering and utilizing $500,000 of working capital, an additional $1,800,000 was available for investment in real estate. The Partnership was formed to engage in the business of acquiring, operating and holding for investment, the following two joint ventures: (i) Deerwood Center Associates Joint Venture, a Florida joint venture partnership which owned and operated Reflections at Deerwood Center("Reflections") until November 30, 1994, and (ii) Skytop Associates Joint Venture, a New York joint venture partnership which owned and operated Crosswest Office Center ("Crosswest" or the "Property") until May 31, 1994.

Effective May 31, 1994, Enal Productions ("Enal"), the co-venturer of Skytop Associates Joint Venture (the "Skytop Joint Venture"), withdrew and assigned all of its right, title and interest in the Skytop Joint Venture to the Partnership. As a result, the Skytop Joint Venture was dissolved as of May 31, 1994. No consideration was paid to Enal in connection with this transaction.

Reflections was sold on November 30, 1994.

(b)  Financial Information About Industry Segment

The Partnership's sole business is the ownership and operation of the Property. All of the Partnership's revenues, operating profit or losses and assets relate solely to such industry segment.

(c)  Narrative Description of Business

Incorporated by reference to Note 1 "Organization," Note 5 "Real Estate Investments" and Note 6 "Mortgage Notes Payable" of the Notes to the Consolidated Financial Statements of the Partnership's Annual Report to Unitholders for the year ended November 30, 1997 filed as an exhibit under
Item 14.

The Partnership's principal investment objectives with respect to the Property (in no particular order of priority) are:

1)  Capital appreciation;

2) Distributions of Net Cash From Operations attributable to rental income;

3)  Preservation and protection of capital; and

4) Equity build-up through principal reduction of mortgage loans, if any, on the Property.

Competition

The Property is subject to competition from similar types of properties located in the same vicinity. The business of owning and operating commercial office buildings in the area where the Property is located is highly competitive, and the Partnership competes with a number of established companies, some of which have greater resources than the Partnership. For a discussion of current commercial real estate market conditions in the Westchester area, see the section entitled Message to Investors in the Partnership's Annual Report to Unitholders for the year ended November 30, 1997 filed as an exhibit under Item 14.

Employees

The Partnership has no employees.


Item 2.  Properties

A description of the Partnership's remaining Property and material leases is incorporated by reference to the Message to Investors and Note 5 "Real Estate Investments" of the Notes to the Consolidated Financial Statements in the Partnership's Annual Report to Unitholders for the year ended November 30, 1997 filed as an exhibit under Item 14.


Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Unitholders during the fourth quarter of fiscal 1997.


                               PART II


Item 5.  Market for Partnership's Limited Partnership Units and Unitholder
         Matters.

(a)  Market Information

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b)  Holders

As of November 30, 1997, the number of Unitholders was 2,900.

(c)  Distributions

Distributions of Net Cash from Operations, if any, are to be made quarterly approximately 45 days after the close of each fiscal quarter.
Distributions of Net Cash from Operations to the Limited Partners have been suspended since the second quarter of 1987 due to the Partnership's need to increase the cash reserve to fund tenant improvements, leasing commissions, any monthly operating deficit at the Property and mortgage principal payments. Although the General Partners believe that the Partnership's cash reserve is presently adequate to fund these necessary expenses, it is anticipated that cash distributions will remain suspended until the sale of the Property. Any cash reserves held by the Partnership at the time of sale will be distributed together with proceeds resulting from such a sale. Additional information pertaining to the Partnership's liquidity and ability to fund cash distributions is incorporated by reference to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled Financial Highlights of the Partnership's Annual Report to Unitholders for the year ended
November 30, 1997 filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Since the full amount of units offered was not sold, insufficient funds were raised to meet the Partnership's commitments with respect to the acquisition and lease-up of the properties. In order to meet these commitments, the General Partners have postponed reimbursements of certain fees and expenses. Funds made available by deferring payment of the acquisition fee at Reflections have been fully distributed to the Limited Partners as cash distributions. Cash flow from operations is currently being utilized to make payments on the principal balance of the mortgage secured by the Partnership's remaining property, Crosswest, or held in escrow to fund future mortgage payments. It is anticipated that cash distributions to the partners of the Partnership will remain suspended for the foreseeable future in light of these funding needs and the Partnership's decision to market Crosswest for sale as discussed below.

The General Partners expect to engage a real estate brokerage firm to assist in marketing for sale Crosswest and it is anticipated that following the sale of Crosswest the Partnership will be liquidated. It is anticipated that the sale of Crosswest and liquidation of the Partnership will occur in 1998. Any cash held by the Partnership at the time of sale, less any contingent reserves necessary to liquidate the Partnership, will be distributed together with proceeds resulting from such a sale. There can be no assurance that the Property will be sold within this time frame, or that any sale, if completed, will result in a particular price.

The Partnership had cash and cash equivalents at November 30, 1997 of $133,958 compared with $1,339,034 at November 30, 1996. The decrease is primarily attributable to real estate additions, mortgage principal payments and the payment of certain other reimbursable expenses exceeding net cash from operating activities. The Partnership maintained a restricted cash balance of $402,707 at November 30, 1997, compared with $873,891 at November 30, 1996. The restricted cash balance at November 30, 1997 consisted of $52,649 in security deposits, $239,908 in real estate tax escrows and $110,150 representing the Crosswest lockbox escrow which was established in the fourth quarter of 1993, pursuant to Crosswest's amended loan agreement. The decrease from a year earlier is primarily attributable to the payment in 1997 of invoices for building improvements relating to the first floor renovation, which was partially offset by contributions to the escrow for real estate taxes. The Partnership's cash balance, along with funds generated by operating activities are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

Accounts payable and accrued expenses totaled $435,377 at November 30, 1997 compared with $386,616 at November 30, 1996. The increase is primarily due to costs associated with tenant improvements completed during 1997.

Due to affiliates was $2,349,614 at November 30, 1997, compared to $3,863,561 at November 30, 1996. The decrease mainly reflects the reimbursement of certain deferred fees and expenses.

Results of Operations

1997-1996
Partnership operations resulted in a net loss of $251,655 for the year ended November 30, 1997, compared with a net loss of $152,434 for the year ended November 30, 1996. The higher net loss in 1997 is primarily due to increased property operating and general and administrative expenses. Net cash used for operating activities totaled $179,526, for the year ended November 30, 1997, compared with net cash provided by operating activities of $825,328 for the year ended November 30, 1996. The decrease is primarily due to the reimbursement of certain deferred fees and expenses.

Rental income totaled $2,779,607 for the year ended November 30, 1997, compared with $2,719,736 for the year ended November 30, 1996.
The slight increase is primarily attributable to higher base rent and reimbursable operating expense and real estate tax escalations.
Interest income totaled $72,217 for the year ended November
30, 1997, compared with $85,121 for the year ended November 30, 1996. The decrease reflects lower average cash balances during 1997.



Property operating expenses totaled $1,371,457 for the year ended November 30, 1997, compared with $1,292,614 for the year ended November 30, 1996. The increase is primarily due to higher administrative costs and to increased management fees associated with the Property's cafeteria and fitness center, which were partially offset by lower utility costs.

General and administrative expenses for the year ended November 30, 1997 were $228,998, compared with $151,993 for fiscal 1996. During the 1997 period, certain expenses incurred by RE Services Inc., its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RE Services, Inc. in prior periods, were reimbursable to RE Services, Inc. and its affiliates.

1996-1995
Partnership operations resulted in a net loss of $152,434 for the year ended November 30, 1996, compared with a net loss of $234,306 for the year ended November 30, 1995. The lower net loss in 1996 is largely attributable to higher rental income at Crosswest, partially offset by higher property operating expenses.

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


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1997, filed as an exhibit under Item 14, and page F-1 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                               PART III

Item 10.  Directors and Executive Officers of the Partnership

The Partnership has no officers and directors. RE Services and HS Advisors, the General Partners of the Partnership, jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business.

The directors and executive officers of RE Services and HS Advisors are listed respectively below.

RE Services

CP 4 Real Estate Services Inc., formerly Hutton Real Estate Services XI, Inc., is a Delaware corporation and a wholly-owned subsidiary of Lehman Brothers Inc. ("Lehman"). See the section captioned "Certain Matters Involving Affiliates of RE Services" below for a description of the Hutton Group's acquisition by Shearson Lehman Brothers, Inc. ("Shearson") and the subsequent sale of certain of Shearson's domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated, which resulted in a change in the General Partner's name.

Certain officers and directors of RE Services are now serving (or in the past have served) as officers and directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnership assets from loss through foreclosure. The names and positions held by the directors and executive officers of RE Services are set forth below. There are no family relationships between or among any officer and any other officer or director.

               Name                 Office
               Rocco F. Andriola    Director
               Jeffrey C. Carter    Director & President
               Timothy E. Needham   Vice President & Chief Financial Officer

Rocco F. Andriola, 39, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LLM in Corporate Law from New York University's Graduate School of Law.

Jeffrey C. Carter, 52, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Timothy E. Needham, 29, is an Assistant Vice President of Lehman Brothers Inc. and assists in the management of commercial real estate in the Diversified Asset Group. Mr. Needham joined Lehman in September 1995. Prior to joining Lehman, Mr. Needham was a consultant with KPMG Peat Marwick LLP in the Banking and Investment Services Group from 1994-1995. Mr. Needham received his master's degree in international management from the American Graduate School of International Management in December 1993. Mr. Needham is currently a candidate for the designation of Chartered Financial Analyst, Level III.

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

      Name                           Office
      Mark P. Mikuta                 President
      Donald T. Herrick, Jr.         Vice President and Treasurer
      Julie R. Adie                  Vice President and Secretary

Mark P. Mikuta, 43, is Senior Vice President of Goodman Segar Hogan, Inc. and is Controller and Vice President of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Donald T. Herrick, Jr., 54, is President of Goodman Segar Hogan, Inc. He is also President of Dominion Lands, Inc. and Vice President of Dominion Capital, Inc., both of which are wholly-owned subsidiaries of Dominion Resources, Inc. Mr. Herrick joined Dominion Resources in 1970. He earned a Bachelor of Business Administration degree from the University of Michigan in 1965 and an M.B.A. from American University in 1969. Mr. Herrick has completed all course work towards the M.A.I. designation.

Julie R. Adie, 43, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSHH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. Degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.

Certain Matters Involving Affiliates of RE Services
On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, Hutton Real Estate Services XI, Inc., a General Partner, changed its name to RE Services, Inc. Additionally, effective August 3, 1995, the Partnership changed its name to Commercial Properties 4, L.P., to delete any reference to "Hutton."

On August 1, 1993, GSH transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership. On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a 1% interest in GSHH. The stockholders of GSHH Inc. are GSH with a 62% interest and H.K. Associates, L.P., an affiliate of HK, with a 38% interest. The remaining interests in GSHH are limited partnership interests owned by GSH, HK and 23 employees of GSHH. The transaction did not affect the ownership of the General Partners.


Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors and officers received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Beneficial Owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding Units as of November 30, 1997.

(b)  Security Ownership of Management

No officer or director of the General Partners beneficially owned or owned of record directly or indirectly any Units of the Partnership as of November 30, 1997.

(c)  Changes In Control

None.




Item 13.  Certain Relationships and Related Transactions

Pursuant to the Certificate and Agreement of Limited Partnership of the Partnership, for the year ended November 30, 1997, $4,529 of income was allocated to the General Partners ($3,019 to RE Services and $1,510 to HS Advisors). For a description of the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 49 through 52 of the Prospectus of Registrant dated February 4, 1985 (the "Prospectus"), contained in Amendment No. 1 to Partnership's Registration Statement No. 2-95046, under the section captioned "Profits and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

In connection with the acquisition of Crosswest, the General Partners or their respective affiliates earned acquisition fees aggregating $830,054 ($622,541 by RE Services and $207,513 by HS Advisors). In connection with the acquisition of Reflections at Deerwood Center, the General Partners or their respective affiliates became and remain entitled to acquisition fees aggregating $623,925 ($467,944 by RE Services and $155,981 by HS Advisors). The General Partners have agreed to defer payment of the $623,925 Reflections acquisition fee until such time as the General Partners determine there is sufficient cash available for such payment.

For a description of the acquisition fees to which the General Partners are entitled, reference is made to the material contained on page 14 of the Prospectus under footnote 4 to the section captioned "Estimated Use of Proceeds," which description is incorporated herein by reference thereto.

The Partnership entered into a sales agency agreement with Hutton pursuant to which Hutton was entitled to receive up to 8% of the gross proceeds from the sale of Units as selling commissions. Pursuant to such agreement, during the year ended November 30, 1985, Hutton received $1,788,840 as selling commissions. Selling commissions of $418,960 and $48,440 earned by Hutton in connection with the sale of Units on December 12, 1985 and February 6, 1986, respectively, have been deferred.

Payments of $1,500,000 and $250,000 were paid during the third and fourth quarter of 1997, respectively, for principal and interest on advances due to the General Partners.

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by RE Services and its affiliates in servicing the Partnership to the extent permitted by the Partnership agreement. In prior years, affiliates of RE Services had voluntarily absorbed these expenses. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated herein by reference to Note 4 "Transactions with Related Parties" of Notes to the Consolidated Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended November 30, 1997 filed as an exhibit under
Item 14.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:
                                                               Page
                                                               Number
(1) Financial Statements:
Report of Independent Auditors                                  (1)

Consolidated Balance Sheets - At November 30, 1997 and 1996     (1)

Consolidated Statements of Operations -
For the years ended November 30, 1997, 1996 and 1995            (1)

Consolidated Statements of Partners' Capital (Deficit) -
For the years ended November 30, 1997, 1996 and 1995            (1)

Consolidated Statements of Cash Flows -
For the years ended November 30, 1997, 1996 and 1995            (1)

Notes to the Consolidated Financial Statements                  (1)

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

(1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended November 30, 1997, which is filed as an exhibit under Item 14.

(3) See Exhibit Index contained herein.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal 1997:

     None.

(c)  See Exhibit Index contained herein.

                                 EXHIBIT INDEX

Exhibit No. (4)

(4) (A) Certificate and Agreement of Limited Partnership
(included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Partnership dated February 4,
1985, contained in Amendment No. 1 to Registration Statement No. 2-95046, of Partnership filed February 4,1985 (the "Registration Statement").

(B) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit 3.1 to the Registration Statement).

(10) (A) Mortgage dated October 10, 1990 between Skytop Joint Venture and Apple Bank for Savings in the principal amount of $2,000,000
(included as, and incorporated herein by reference to,Exhibit (10)(C) to the Partnership's Annual Report of Form 10-K filed February 28, 1991).

(B) Mortgage dated June 16, 1992 between Deerwood Center Associates Joint Venture and Aetna Life Insurance Company in the principal amount of $6,521,990 (included as, and incorporated herein by reference to, Exhibit (10)(D) to the Partnership's Quarterly Report of Form 10-Q filed July 15, 1992).

(C) Mortgage dated November 18, 1993 between Skytop Joint Venture and Penn Mutual Life Insurance Company in the principal amount of $3,000,000 (included as, and incorporated herein by reference to, Exhibit (10)(C) to the Partnership's Annual Report of Form 10-K filed February 28, 1993).

(D) Agreement of Withdrawal and Assignment between Enal Productions, Inc. and the Partnership (included as, and incorporated herein by reference to, Exhibit (10)(D) to the Partnership's Annual Report on Form 10-K filed February 25, 1995).

(E) Closing documents between Deerwood Center Associates Joint Venture and Reflections Jacksonville Limited Partnership (included as, and incorporated herein by reference to, Exhibit (10)(E) to the Partnership's Annual Report on Form 10-K filed February 25, 1995).

(13) Annual Report to Unitholders for the fiscal year ended November 30, 1997.

(23) Consent of Independent Auditors.

(27) Financial Data Schedule.

(28) Portions of Prospectus of Partnership dated February 4, 1985
(included as, and incorporated herein by reference to Exhibit.)

(28) to the Partnership's Annual Report on Form
10-K filed February 27, 1987.)


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         COMMERCIAL PROPERTIES 4, L.P.

                         BY:    HS Advisors III, Ltd.
                                General Partner

                         BY:    Hogan Stanton Investment, Inc.
                                General Partner

Date:   February 27, 1998
                         BY:     /s/Mark P. Mikuta
                         Name:   Mark P. Mikuta
                         Title:  President


                         BY:     CP4 Real Estate Services, Inc.
                                 General Partner

Date:   February 27, 1998
                         BY:     /s/Jeffrey C.Carter
                         Name:   Jeffrey C. Carter
                         Title:  President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capabilities and on the dates indicated.



                         CP4 REAL ESTATE SERVICES INC.
                               A General Partner


Date:   February 27, 1998
                         BY:     /s/Rocco F. Andriola
                                 Rocco F. Andriola
                                 Director


Date:   February 27, 1998
                         BY:     /s/Jeffrey C. Carter
                                Jeffrey C. Carter
                                President and Director


Date:   February 27, 1998
                         BY:     /s/Timothy E.Needham
                                 Timothy E. Needham
                                 Vice President and
                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capabilities and on the dates indicated.



                             HS ADVISORS III. LTD.
                               A General Partner





Date:   February 27, 1998
                         BY:     /s/Mark P. Mikuta
                                 Mark P. Mikuta
                                 President of Hogan Stanton
                                 Investment, Inc., as general
                                 partner of HS Advisors III, Ltd.




Date:   February 27, 1998
                         BY:     /s/Donald T.Herrick, Jr.
                                 Donald T. Herrick, Jr.
                                 Vice President and Treasurer of
                                 Hogan Stanton Investment, Inc.,
                                 as general partner of HS Advisors III, Ltd.




Date:   February 27, 1998
                         BY:     /s/Julie R. Adie
                                 Julie R. Adie
                                 Vice President and Secretary of
                                 Hogan Stanton Investments, Inc.
                                 as general partner of HS Advisors III, Ltd.