Form 10-Q
period 1998-02-28
COMMERCIAL PROPERTIES 4 L P
filed 1998-04-14
CIK 759852

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X          Quarterly Report Pursuant to Section 13 15(d) of
                    the Securities Exchange Act of 1934

              For the Quarterly Period Ended February 28, 1998

                                      or

               Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______

                        Commission File Number: 0-14342

                         COMMERCIAL PROPERTIES 4, L.P.
              Exact Name of Registrant as Specified in its Charter

    Virginia                                     11-2711361
State or Other Jurisdiction of
Incorporation or Organization           I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,              10285
New York, NY Attn: Andre Anderson
Address of Principal Executive Offices            Zip Code


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
                                                Yes    X   No____


Consolidated Balance Sheets                  At February  28,    At November 30,
                                                        1998               1997
Assets
Real estate, at cost:
Land                                             $ 2,000,000        $ 2,000,000
Building and improvements                         18,669,226         19,032,005
                                                  20,669,226         21,032,005
Less accumulated depreciation                     (9,093,436)        (9,208,423)
                                                  11,575,790         11,823,582

Cash and cash equivalents                            413,674            133,958
Restricted cash                                      412,779            402,707
Rent receivable                                      104,152            106,351
Prepaid expenses, net of accumulated amortization
 of $308,791 in 1998 and $522,642 in 1997            354,443            349,160
Deferred rent receivable                             307,353            317,316
Other assets, net of accumulated amortization
 of $76,594 in 1998 and $72,108 in 1997               97,289            101,775
  Total Assets                                   $13,265,480        $13,234,849
Liabilities and Partners' Capital (Deficit)
Liabilities:
 Mortgage note payable                           $ 2,466,656        $ 2,503,108
 Accounts payable and accrued expenses               562,130            435,377
 Due to affiliates                                 2,381,900          2,349,614
  Total Liabilities                                5,410,686          5,288,099
Partners' Capital (Deficit):
 General Partners                                   (123,574)          (124,399)
 Limited Partners (56,341 units outstanding)       7,978,368          8,071,149
  Total Partners' Capital                          7,854,794          7,946,750
  Total Liabilities and Partners' Capital        $13,265,480        $13,234,849




Consolidated Statement of Partners' Capital (Deficit)
For the three months ended February 28, 1998

                                            General       Limited
                                           Partners      Partners         Total

Balance at November 30, 1997              $(124,399)   $8,071,149    $7,946,750
Net income (loss)                               825       (92,781)      (91,956)
Balance at February 28, 1997              $(123,574)   $7,978,368    $7,854,794




Consolidated Statements of Operations
For the three months ended February 28,                 1998               1997

Income
Rental                                              $685,275           $716,818
Interest                                               4,154             24,703
    Total income                                     689,429            741,521
Expenses
Property operating                                   330,453            330,973
Depreciation and amortization                        296,453            275,139
Interest expense                                      89,521            100,316
General and administrative                            64,958             40,270
   Total expenses                                    781,385            746,698
   Net Loss                                         $(91,956)           $(5,177)
Net Income (Loss) Allocated:
To the General Partners                                 $825             $2,293
To the Limited Partners                              (92,781)            (7,470)
                                                    $(91,956)           $(5,177)
Per limited partnership unit
(56,341 outstanding)                                  $(1.65)             $(.13)



Consolidated Statements of Cash Flows
For the three months ended February 28,
                                                        1998               1997
Cash Flows From Operating Activities:
Net loss                                            $(91,956)           $(5,177)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation                                       266,456            239,677
  Amortization                                        29,997             35,462
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Restricted cash                                  (10,072)             3,758
    Rent Receivable                                    2,199              6,136
    Prepaid expenses and other assets                (30,794)           (44,611)
    Deferred rent receivable                           9,963             15,071
    Accrued interest payable                               _            (17,135)
    Accounts payable and accrued expenses            126,753             37,578
    Due to affiliates                                 32,286             49,204
Net cash provided by operating activities            334,832            319,963
Cash Flows From Investing Activities:
Additions to real estate                             (18,664)          (286,115)
Accounts payable - real estate assets                      _             97,022
Net cash used for investing activities               (18,664)          (189,093)
Cash Flows From Financing Activities:
Mortgage principal payments                          (36,452)           (44,845)
Net cash used for investing activities               (36,452)           (44,845)
Net increase in cash and cash equivalents            279,716             86,025
Cash and cash equivalents, beginning of period       133,958          1,339,034
Cash and cash equivalents, end of period           $ 413,674        $ 1,425,059
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest           $  46,263        $    68,108
Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated tenant improvements $ 381,443        $    84,966


Notes to the Consolidated Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1998 and the results of operations and cash flows for the three months ended February 28, 1998 and 1997 and the statement of changes in partners' capital (deficit) for the three months ended February 28, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year. No significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5). Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources Since the full amount of units offered was not sold, insufficient funds were raised to meet the Partnership's commitments with respect to the acquisition and lease-up of the properties. In order to meet these commitments, the General Partners have postponed reimbursements of certain fees and expenses. Funds made available by deferring payment of the acquisition fee at Reflections have been fully distributed to the Limited Partners as cash distributions. Cash flow from operations is currently being utilized to make payments on the principal balance of the mortgage secured by the Partnership's remaining property, Crosswest, or held in escrow to fund future mortgage payments. It is anticipated that cash distributions to the partners of the Partnership will remain suspended for the foreseeable future in light of these funding needs and the Partnership's decision to market Crosswest for sale as discussed below. The General Partners expect to engage a real estate brokerage firm in 1998 to assist in marketing for sale Crosswest and it is anticipated that following the sale of Crosswest the Partnership will be liquidated. Any cash held by the Partnership at the time of sale, less any contingent reserves necessary to liquidate the Partnership, will be distributed together with proceeds resulting from such a sale. There can be no assurance that the Property will be sold within this time frame, or that any sale, if completed, will result in a particular price. The Partnership had cash and cash equivalents at February 28, 1998 of $413,674 compared with $133,958 at November 30, 1997. The increase is primarily attributable to net cash from operating activities exceeding real estate additions and mortgage principal payments. At February 28, 1998, the Partnership had a restricted cash balance of $412,779 compared with $402,707 at November 30, 1997. The restricted cash balance at February 28, 1998 consisted of $51,054 in security deposits, $250,235 in real estate tax escrows and $111,489 representing the Crosswest lockbox escrow which was established in the fourth quarter of 1993, pursuant to Crosswest's amended loan agreement. The Partnership's cash balance, along with funds generated by operating activities are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

Accounts payable and accrued expenses totaled $562,130 at February 28, 1998 compared with $435,377 at November 30, 1997. The increase is primarily attributable to increases in accrued property operating expenses and prepaid rent.

Results of Operations

Partnership operations resulted in a net loss of $91,956 for the three months ended February 28, 1998, compared with a net loss of $5,177 for the three months ended February 28, 1997. The increased net loss in the 1998 period is primarily due to lower rental and interest income, in addition to increased depreciation and general and administrative expenses. Rental income totaled $685,275 for the three months ended February 28, 1998, compared with $716,818 for the three months ended February 28, 1997. The decrease is primarily attributable to lower average occupancy in the 1998 period. Interest income decreased to $4,154 for the three months ended February 28, 1998, compared with $24,703 for the three months ended February 28, 1997, primarily due to lower average cash balances. Property operating expenses totaled $330,453 for the three months ended February 28, 1998, largely unchanged from $330,973 for the three months ended February 28, 1997, as increases in payroll and utilities expense were offset by a reduction in cleaning expense. General and administrative expenses totaled $64,958 for the three months ended February 28, 1998, compared with $40,270 for the three months ended February 28, 1997. The increase is primarily attributable to the payment of leasing commissions. At February 28, 1998 the property was 93% leased compared with 99% a year earlier. The decrease is primarily attributable to a 6,000 square foot increase in the Property's gross leasable area as a result of the conversion of an existing first floor storage area into commercial office space during 1997. During the remainder of fiscal 1998, leases totaling 24,902 square feet, or approximately 20% of the Property's leasable area, are scheduled to expire. The General Partners will continue to negotiate renewals and aggressively market any leasable space.


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


                         COMMERCIAL PROPERTIES 4, L.P.

                         BY:  CP4 REAL ESTATE SERVICES INC.
                               A General Partner

Date:   April 14, 1998   BY:  /s/ Jeffrey C. Carter
                                  President and Director


Date:   April 14, 1998   BY:  /s/Timothy E. Needham
                                 Vice President and
                                 Chief Financial Officer