Form 10-Q
period 1998-05-31
COMMERCIAL PROPERTIES 4 L P
filed 1998-07-15
CIK 759852

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended May 31, 1998

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

                                 (212) 526-3183
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X     No ____




Consolidated Balance Sheets
                                                   At May 31,  At November 30,
                                                        1998             1997
Assets
Real estate, at cost:
 Land                                            $ 2,000,000      $ 2,000,000
 Building and improvements                        18,685,342       19,032,005

                                                  20,685,342       21,032,005
Less accumulated depreciation                     (9,334,668)      (9,208,423)

                                                  11,350,674       11,823,582

Cash and cash equivalents                            588,648          133,958
Restricted cash                                      402,687          402,707
Rent receivable                                       95,624          106,351
Prepaid expenses, net of accumulated amortization
 of $334,367 in 1998 and $522,642 in 1997            437,630          349,160
Deferred rent receivable                             289,310          317,316
Other assets, net of accumulated amortization
 of $81,380 in 1998 and $72,108 in 1997               93,668          101,775

     Total Assets                                $13,258,241      $13,234,849

Liabilities and Partners' Capital (Deficit)
Liabilities:
  Mortgage note payable                          $ 2,429,494      $ 2,503,108
  Accounts payable and accrued expenses              509,579          435,377
  Due to affiliates                                2,435,242        2,349,614

     Total Liabilities                             5,374,315        5,288,099

Partners' Capital (Deficit):
  General Partners                                  (120,579)        (124,399)
  Limited Partners (56,341 units outstanding)      8,004,505        8,071,149

     Total Partners' Capital                       7,883,926        7,946,750

     Total Liabilities and Partners' Capital     $13,258,241      $13,234,849





Consolidated Statement of Partners' Capital (Deficit)
For the six months ended May 31, 1998

                                       General         Limited
                                      Partners        Partners         Total
Balance at November 30, 1997        $ (124,399)    $ 8,071,149   $ 7,946,750
Net income (loss)                        3,820         (66,644)      (62,824)

Balance at May 31, 1998             $ (120,579)    $ 8,004,505   $ 7,883,926




Consolidated Statements of Operations
                                   Three months                Six months
                                   ended May 31,              ended May 31,
                                 1998        1997          1998          1997
Income
Rental                      $ 704,034   $ 669,510   $ 1,389,309   $ 1,386,328
Interest                        9,468      19,903        13,622        44,606

     Total Income             713,502     689,413     1,402,931     1,430,934

Expenses
Property operating            288,102     300,814       618,555       631,787
Depreciation and
   amortization               271,294     274,219       567,747       549,359
Interest expense               90,945     101,154       180,466       201,470
General and administrative     34,029      75,199        98,987       115,468

     Total Expenses           684,370     751,386     1,465,755     1,498,084

     Net Income (Loss)      $  29,132   $ (61,973)  $   (62,824)  $   (67,150)

Net Income (Loss) Allocated:
To the General Partners     $   2,995   $   1,156   $     3,820   $     3,449
To the Limited Partners        26,137     (63,129)      (66,644)      (70,599)

                            $  29,132   $ (61,973)  $   (62,824)  $   (67,150)

Per limited partnership unit
(56,341 outstanding)           $ 0.46     $ (1.12)      $ (1.18)      $ (1.25)



Consolidated Statements of Cash Flows
For the six months ended May 31,                      1998               1997

Cash Flows From Operating Activities:
Net loss                                         $ (62,824)       $   (67,150)
Adjustments to reconcile net loss to net
cash provided by operating activities:
  Depreciation                                     507,688            479,255
  Amortization                                      60,059             70,104
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Restricted cash                                     20            404,964
    Rent receivable                                 10,727             17,129
    Prepaid expenses and other assets             (140,422)          (235,917)
    Deferred rent receivable                        28,006             30,653
    Accrued interest payable                             _            (17,135)
    Accounts payable and accrued expenses           74,202            (25,295)
    Due to affiliates                               85,628            133,180

Net cash provided by operating activities          563,084            789,788

Cash Flows From Investing Activities:
Additions to real estate                           (34,780)          (547,779)
Accounts payable - real estate assets                    _            111,181

Net cash used for investing activities             (34,780)          (436,598)

Cash Flows From Financing Activities:
Mortgage principal payments                        (73,614)           (79,245)

Net cash used for investing activities             (73,614)           (79,245)

Net increase in cash and cash equivalents          454,690            273,945

Cash and cash equivalents, beginning of period     133,958          1,339,034

Cash and cash equivalents, end of period         $ 588,648        $ 1,612,979

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest         $  97,165        $   118,424

Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated
  tenant improvements                            $ 381,443        $    84,966




Notes to the Consolidated Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1998 and the results of operations and cash flows for the six months ended May 31, 1998 and 1997 and the statement of changes in partners' capital (deficit) for the six months ended May 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources

Since the full amount of units offered was not sold, insufficient funds were raised to meet the Partnership's commitments with respect to the acquisition and lease-up of the properties. In order to meet these commitments, the General Partners have postponed reimbursements of certain fees and expenses. Funds made available by deferring payment of the acquisition fee at Reflections have been fully distributed to the Limited Partners as cash distributions. Cash flow from operations is currently being utilized to make payments on the principal balance of the mortgage secured by the Partnership's remaining property, Crosswest (the "Property"), or held in escrow to fund future mortgage payments. It is anticipated that cash distributions to the partners of the Partnership will remain suspended for the foreseeable future in light of these funding needs and the Partnership's decision to market Crosswest for sale as discussed below.

In June 1998, the General Partners engaged a real estate brokerage firm to assist in marketing for sale Crosswest. While it is currently anticipated that Crosswest will be sold and the Partnership will be liquidated in 1998, there can be no assurance that the Property will be sold within this time frame. Any cash held by the Partnership at the time of sale, less any contingent reserves necessary to liquidate the Partnership, will be distributed together with proceeds resulting from such a sale.

The Partnership had cash and cash equivalents at May 31, 1998 of $588,648 compared with $133,958 at November 30, 1997. The increase is primarily attributable to net cash from operating activities exceeding real estate additions and mortgage principal payments. At May 31, 1998, the Partnership's restricted cash balance of $402,687 was largely unchanged from November 30, 1997. The restricted cash balance at May 31, 1998 consisted of $160,095 in security deposits, $129,741 in real estate tax escrow's and $112,851 representing the Crosswest lockbox escrow which was established pursuant to Crosswest's amended loan agreement. The Partnership's cash balance, along with funds generated by operating activities, is expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

Prepaid expenses, net of accumulated amortization, totaled $437,630 at May 31, 1998, compared with $349,160 at November 30, 1997. The increase reflects prepayment of 1998 annual real estate tax partially offset by the amortization of leasing commissions. Accounts payable and accrued expenses totalled $509,579 at May 31, 1998 compared with $435,377 at November 30, 1997. The increase is primarily attributable to increases in prepaid rent, security deposits and payables related to improvements to the Property.

Results of Operations

Partnership operations resulted in net income of $29,132 for the three months ended May 31, 1998 and a net loss of $62,824 for the six months ended May 31, 1998, compared with net losses of $61,973 and $67,150 for the three and six months ended May 31, 1997. The change from net loss to net income for the three- month period is primarily attributable to an increase in rental income as well as decreases in expenses.

Rental income totaled $704,034 and $1,389,309 for the three and six months ended May 31, 1998, compared with $669,510 and $1,386,328 for the corresponding periods in fiscal 1997. The increases are primarily attributable to higher average rental rates at the Property. Interest income totaled $9,468 and $13,622 for the three and six months ended May 31, 1998, compared with $19,903 and $44,606 for the corresponding periods in 1997. The decreases are primarily due to lower average cash balances.

Property operating expenses in fiscal 1998 remained largely unchanged from fiscal 1997 levels, as increases in utilities and rental administrative expense were offset by reductions in cleaning expenses and management fees.

Interest expense in fiscal 1998 decreased from fiscal 1997 levels, reflecting the reduction in the first mortgage balance due to principal payments. General and administrative expenses totaled $34,029 and $98,987 for the three and six months ended May 31, 1998, compared with $75,199 and $115,468 for the three and six months ended May 31, 1997. The decreases are primarily attributable to lower partnership servicing costs.

At May 31, 1998 the property was 95% leased, unchanged from November 30, 1997. During the remainder of fiscal 1998, leases totaling 11,880 square feet, or approximately 8% of the Property's leasable area, are scheduled to expire. The General Partners will continue to negotiate renewals and aggressively market any leasable space.




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



                                COMMERCIAL PROPERTIES 4, L.P.

                           BY:  CP4 REAL ESTATE SERVICES INC.
                                A General Partner



Date:   July 14, 1998      BY:  /s/ Michael T. Marron
                                President


Date:   July 14, 1998      BY:  /s/Timothy E. Needham
                                Vice President and
                                Chief Financial Officer