Form 10-Q
period 1998-08-31
COMMERCIAL PROPERTIES 4 L P
filed 1998-10-15
CIK 759852

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)

   X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
------- Exchange Act of 1934


                 For the Quarterly Period Ended August 31, 1998

     or

 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Transition period from        to
                                                ------    ------

                         Commission File Number: 0-14342

                          COMMERCIAL PROPERTIES 4, L.P.
                          -----------------------------
              Exact Name of Registrant as Specified in its Charter

         Virginia                                       11-2711361
         --------                                       ----------
State or Other Jurisdiction of                I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                        10285
--------------------------------------                      -----
Address of Principal Executive Offices                     Zip Code

                                 (212) 526-3183
                                 --------------
               Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X No
                                    -----

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE

CONSOLIDATED BALANCE SHEETS                         At August 31,   At November 30,
                                                             1998             1997
                                                   --------------     ------------
Assets
Real estate, at cost:
   Land                                              $       --       $  2,000,000
   Building and improvements                                 --         19,032,005
                                                   --------------     ------------
                                                             --         21,032,005

   Less accumulated depreciation                             --         (9,208,423)
                                                   --------------     ------------
                                                             --         11,823,582

Real estate assets held for disposition                12,064,407             --
Cash and cash equivalents                                 782,306          133,958
Restricted cash                                           597,068          402,707
Rent receivable                                            65,071          106,351
Prepaid expenses, net of accumulated amortization
   of $522,642 in 1997                                    106,741          349,160
Deferred rent receivable                                     --            317,316
Other assets, net of accumulated amortization
   of $85,565 in 1998 and $72,108 in 1997                  89,183          101,775
                                                   --------------     ------------
        Total Assets                                 $ 13,704,776     $ 13,234,849
                                                   --------------     ------------
                                                   --------------     ------------
Liabilities and Partners' Capital (Deficit)
Liabilities:
   Mortgage note payable                             $  2,391,607     $  2,503,108
   Accounts payable and accrued expenses                  700,716          435,377
   Due to affiliates                                    2,486,315        2,349,614
                                                   --------------     ------------
        Total Liabilities                               5,578,638        5,288,099
                                                   --------------     ------------
Partners' Capital (Deficit):
   General Partners                                      (115,734)        (124,399)
   Limited Partners (56,341 units outstanding)          8,241,872        8,071,149
                                                   --------------     ------------
        Total Partners' Capital                         8,126,138        7,946,750
                                                   --------------     ------------
        Total Liabilities and Partners' Capital      $ 13,704,776     $ 13,234,849
                                                   --------------     ------------
                                                   --------------     ------------




CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the nine months ended August 31, 1998

                                                         General       Limited
                                                        Partners       Partners       Total
                                                        --------       --------       -----
Balance at November 30, 1997                          $ (124,399)    $8,071,149    $7,946,750
Net income                                                 8,665        170,723       179,388
                                                     ------------   -----------   -----------
Balance at August 31, 1998                            $ (115,734)    $8,241,872    $8,126,138
                                                     ------------   -----------   -----------
                                                     ------------   -----------   -----------

See accompanying notes to consolidated financial statements.

COMMERCIAL  PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE


CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three months ended August 31,         Nine months ended August 31,
                                                       1998              1997              1998               1997
                                             --------------    --------------     -------------     --------------
Income
Rental                                       $      733,215    $      680,901     $   2,122,524     $    2,067,229
Interest                                              7,185            21,671            20,807             66,277
                                             --------------    --------------     -------------     --------------
        Total Income                                740,400           702,572         2,143,331          2,133,506
                                             --------------    --------------     -------------     --------------
Expenses
Property operating                                  284,040           338,004           902,595            969,791
Depreciation and amortization                         4,486           277,949           572,233            827,308
Interest expense                                     90,219            99,984           270,685            301,454
General and administrative                          119,443            42,698           218,430            158,166
                                             --------------    --------------     -------------     --------------
        Total Expenses                              498,188           758,635         1,963,943          2,256,719
                                             --------------    --------------     -------------     --------------
        Net Income (Loss)                    $      242,212    $      (56,063)    $     179,388     $     (123,213)
                                             --------------    --------------     -------------     --------------
                                             --------------    --------------     -------------     --------------
Net Income (Loss) Allocated:
To the General Partners                      $        4,845    $        1,210     $       8,665     $        4,659
To the Limited Partners                             237,367           (57,273)          170,723           (127,872)
                                             --------------    --------------     -------------     --------------
                                             $      242,212    $      (56,063)    $     179,388     $     (123,213)
                                             --------------    --------------     -------------     --------------
                                             --------------    --------------     -------------     --------------
Per limited partnership unit
(56,341 outstanding)                                 $ 4.21           $ (1.02)           $ 3.03           $ (2.27)
                                             --------------    --------------     -------------     --------------



See accompanying notes to consolidated financial statements.

COMMERCIAL  PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE



CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended August 31,                                                  1998                    1997
                                                                             -------------          --------------
Cash Flows From Operating Activities:
Net income (loss)                                                            $     179,388          $     (123,213)
Adjustments to reconcile net loss to net cash provided by
operating activities:

   Depreciation                                                                    507,688                 712,295
   Amortization                                                                     64,546                 115,013
   Increase (decrease) in cash arising from changes in operating assets and liabilities:

      Restricted cash                                                             (194,360)                273,332
      Rent receivable                                                               41,281                  (8,967)
      Prepaid expenses and other assets                                            (81,056)               (162,441)
      Deferred rent receivable                                                      28,006                  44,579
      Accrued interest payable                                                          --                 (17,135)
      Accounts payable and accrued expenses                                        265,336                    (738)
      Due to affiliates                                                            136,701              (1,332,205)
                                                                             -------------          --------------
Net cash provided by (used for) operating activities                               947,530                (499,480)
                                                                             -------------          --------------
Cash Flows From Investing Activities:

Additions to real estate                                                          (187,681)               (818,223)
Accounts payable - real estate assets                                                    --                 148,797
                                                                             -------------          --------------
Net cash used for investing activities                                            (187,681)               (669,426)
                                                                             -------------          --------------
Cash Flows From Financing Activities:
Mortgage principal payments                                                       (111,501)               (114,315)
                                                                             -------------          --------------
Net cash used for investing activities                                            (111,501)               (114,315)
                                                                             -------------          --------------
Net increase (decrease) in cash and cash equivalents                               648,348              (1,283,221)
Cash and cash equivalents, beginning of period                                     133,958               1,339,034
                                                                             -------------          --------------
Cash and cash equivalents, end of period                                     $     782,306          $       55,813
                                                                             -------------          --------------
                                                                             -------------          --------------
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest                                     $     142,644          $      168,068
                                                                             -------------          --------------

Supplemental Disclosure of Non-Cash Operating Activities:

In connection with the General Partners' intent to sell the Partnership's property in 1998, deferred rent receivable and prepaid leasing commissions in the amounts of $289,310 and $271,522, respectively, were reclassified to Real estate assets held for disposition.
                                                                             -------------           -------------
Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated tenant improvements                           $     381,443          $       84,966
                                                                             -------------          --------------

See accompanying notes to consolidated financial statements.

Commercial Properties 4, L.P.
And Consolidated Venture

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1998 and the results of operations and cash flows for the nine months ended August 31, 1998 and 1997 and the statement of changes in partners' capital (deficit) for the nine months ended August 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The General Partners have engaged a nationally recognized real estate brokerage firm to assist in the marketing of Crosswest. It is currently anticipated that the sale of Crosswest will be completed in 1998. Accordingly, the Partnership's remaining real estate assets, deferred rent receivable and prepaid leasing costs were reclassified on the consolidated balance sheets at August 31, 1998 to "Real estate assets held for disposition." The Partnership has also suspended recording depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

No other significant events have occurred subsequent to fiscal year 1997, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Commercial Properties 4, L.P.
And Consolidated Venture

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

In June 1998, the General Partners engaged a nationally recognized real estate brokerage firm to assist in the marketing of Crosswest. While it is currently anticipated that Crosswest will be sold and the Partnership will be liquidated in 1998, there can be no assurance that the Property will be sold within this time-frame. Any cash held by the Partnership at the time of sale, less any contingent reserves necessary to liquidate the Partnership, will be distributed together with proceeds resulting from such a sale. In view of the anticipated sale of the Property in 1998, the Partnership's real estate has been recorded on the Partnership's August 31, 1998 balance sheet as "Real estate assets held for disposition."

The Partnership had cash and cash equivalents at August 31, 1998 of $782,306 compared with $133,958 at November 30, 1997. The increase is primarily attributable to net cash from operating activities exceeding real estate additions and mortgage principal payments. At August 31, 1998, the Partnership's restricted cash balance was $597,068 compared with $402,707 at November 30, 1997. The increase is primarily attributable to additional security deposits received from new tenants. The restricted cash balance at August 31, 1998 consisted of $231,506 in security deposits, $251,487 in real estate tax escrows and $114,075 representing the Crosswest lockbox escrow which was established pursuant to Crosswest's amended loan agreement. The Partnership's cash balance, along with funds generated by operating activities, is expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

Prepaid expenses, net of accumulated amortization, totaled $106,741 at August 31, 1998, compared with $349,160 at November 30, 1997. The decrease was primarily due to the reclassification of the Partnership's real estate, including deferred leasing commissions, to "Real estate assets held for disposition" as of June 1, 1998. Deferred rent receivable, which amounted to $317,316 at November 30, 1997, was also reclassified to "Real estate assets held for disposition" at August 31, 1998. Accounts payable and accrued expenses totaled $665,365 at August 31, 1998 compared with $435,377 at November 30, 1997. The increase is primarily attributable to increases in prepaid rent, security deposits, legal fees, real estate taxes and payables related to improvements to the Property.

Results of Operations
---------------------

Partnership operations resulted in net income of $242,212 and $179,388 for the three and nine months ended August 31, 1998, respectively, compared with net losses of $56,063 and $123,213 for the three and nine months ended August 31, 1997. The change from net loss to net income for both periods is primarily attributable to the decrease in depreciation and amortization due to the reclassification of the Partnership's Real estate to "Real estate assets held for disposition" as of June 1, 1998.

Commercial Properties 4, L.P.
And Consolidated Venture

Rental income totaled $733,215 and $2,122,524 for the three and nine months ended August 31, 1998, respectively, compared with $680,901 and $2,067,229 for the corresponding periods in fiscal 1997. The increases are primarily attributable to higher average rental rates at the Property. Interest income totaled $7,185 and $20,807 for the three and nine months ended August 31, 1998, respectively, compared with $21,671 and $66,277 for the corresponding periods in 1997. The decreases are primarily due to lower average cash balances.

Property operating expenses totaled $284,040 and $902,595 for the three and nine months ended August 31, 1998, respectively, compared with $338,004 and $969,791 for the corresponding periods in fiscal 1997. The decreases primarily reflect reductions in cleaning expenses, repair and maintenance and management fees, which were partly offset by an increase in rental administrative expense.

Interest expense in fiscal 1998 decreased from fiscal 1997 levels, reflecting the reduction in the first mortgage balance due to principal payments. General and administrative expenses totaled $119,443 and $218,430 for the three and nine months ended August 31, 1998, respectively, compared with $42,698 and $158,166 for the three and nine months ended August 31, 1997. The increases are primarily attributable to higher legal fees and partnership servicing costs.

At August 31, 1998 the Property was 97% leased, compared to 95% at November 30, 1997. During the remainder of fiscal 1998, leases totaling 3,579 square feet, or approximately 3% of the Property's leasable area, are scheduled to expire. The General Partners will continue to negotiate renewals and aggressively market any leasable space.

Part II           Other Information

Items 1-5         Not applicable.

Item 6            Exhibits and reports on Form 8-K.

                  (a)  Exhibits -

                       (27)  Financial Data Schedule

                  (b)   Reports on Form 8-K
                        -------------------
                        No reports on Form 8-K were filed during the three-month period covered by this report.

Commercial Properties 4, L.P.
And Consolidated Venture

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

                                       COMMERCIAL PROPERTIES 4, L.P.

                                 BY:   CP4 REAL ESTATE SERVICES INC.
                                       A General Partner

Date:  October 14, 1998              BY:   /s/Michael T. Marron
                                             --------------------
                                             President

Date:  October 14, 1998              BY:   /s/Timothy E. Needham
                                             ---------------------
                                             Vice President and
                                             Chief Financial Officer