Form 10-K
period 1998-11-30
COMMERCIAL PROPERTIES 4 L P
filed 1999-03-05
CIK 759852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  X             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
-----                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: November 30, 1998
                                             -----------------
                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                 THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-14342
                                                -------

                         COMMERCIAL PROPERTIES 4, L.P.
                  (formerly Hutton/GSH Commercial Properties 4)
                  ---------------------------------------------
             Exact name of Partnership as specified in its charter


          Virginia                                        11-2711361
          --------                                        ----------
State or other jurisdiction                   I.R.S. Employer Identification No.
of incorporation

3 World Financial Center, 29th Floor
New York, NY    Attn.:  Andre Anderson                       10285
--------------------------------------                       -----
Address of principal executive offices                     Zip code

Partnership's telephone number, including area code: (212) 526-3183

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                 Title of Class


Indicate by check mark whether the Partnership (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                                -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Partnership's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              -----

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Prospectus of Partnership dated February 4, 1985 (included in amendment No. 1 to Registration Statement, No. 2-95046, of Partnership filed February 4, 1985) are incorporated by reference into Part III.

                                     PART I

Item 1.   Business

(a) General Development of Business
    -------------------------------

Commercial Properties 4, L.P. (the "Registrant" or the "Partnership") (formerly known as Hutton/GSH Commercial Properties 4) is a Virginia limited partnership organized pursuant to a Certificate and Agreement of Limited Partnership dated November 1, 1984 of which CP4 Real Estate Services Inc. ("RE Services"), formerly Hutton Real Estate Services XI, Inc. (see Item 10. "Certain Matters Involving Affiliates of RE Services"), and HS Advisors III, Ltd. ("HS Advisors"), are the general partners (together, the "General Partners"). Commencing February 4, 1985, the Partnership began offering through E.F. Hutton & Company Inc. ("Hutton"), a former affiliate of the Partnership, up to a maximum of 100,000 units of limited partnership interest (the "Units") at $500 per Unit. Investors who purchased the Units (the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 2-95046, which Registration Statement was declared effective on February 4, 1985.

The offering of Units was terminated on February 6, 1986. Upon termination of the offering, the Partnership had accepted subscriptions for 56,341 Units for an aggregate of $28,170,500. After deducting offering costs and initial working capital reserves, approximately $23,600,000 was available for investment in real estate. In addition, by deferring certain fees and commissions related to the offering and utilizing $500,000 of working capital, an additional $1,800,000 was available for investment in real estate. The Partnership was formed to engage in the business of acquiring, operating and holding for investment, the following two joint ventures: (i) Deerwood Center Associates Joint Venture, a Florida joint venture partnership which owned and operated Reflections at Deerwood Center ("Reflections") until November 30, 1994, and (ii) Skytop Associates Joint Venture, a New York joint venture partnership which owned and operated Crosswest Office Center ("Crosswest" or the "Property") until May 31, 1994.

Effective May 31, 1994, Enal Productions ("Enal"), the co-venturer of Skytop Associates Joint Venture (the "Skytop Joint Venture"), withdrew and assigned all of its right, title and interest in the Skytop Joint Venture to the Partnership. As a result, the Skytop Joint Venture was dissolved as of May 31, 1994. No consideration was paid to Enal in connection with this transaction.

Reflections was sold on November 30, 1994 and Crosswest was sold on December 29, 1998. The General Partners are currently winding up the affairs of the Partnership and expect to dissolve the Partnership during fiscal 1999.

(b) Financial Information About Industry Segment
    --------------------------------------------

The Partnership's sole business has been the ownership and operation of the Property. All of the Partnership's revenues, operating profit or losses and assets have related solely to such industry segment.

(c) Narrative Description of Business
    ---------------------------------

Incorporated by reference to Note 1 "Organization," Note 5 "Real Estate Investments" and Note 6 "Mortgage Notes Payable" of the Notes to the Consolidated Financial Statements included under Item 8 of this report.

The Partnership's principal investment objectives with respect to the Property (in no particular order of priority) are:

1)  Capital appreciation;

2)  Distributions of Net Cash From Operations attributable to rental income;

3)  Preservation and protection of capital; and

4) Equity build-up through principal reduction of mortgage loans, if any, on the Property.

Competition
-----------

The Property is subject to competition from similar types of properties located in the same vicinity. The business of owning and operating commercial office buildings in the area where the Property is located is highly competitive, and the Partnership competes with a number of established companies, some of which have greater resources than the Partnership. The Property was sold on December 29, 1998. For a discussion of such sale, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Employees
---------

The Partnership has no employees.


Item 2.   Properties

The Partnership's remaining Property was sold on December 29, 1998. A description of the Property is incorporated by reference to Note 5 "Real Estate Investments" of the Notes to the Consolidated Financial Statements in Item 8 of this report.


Item 3.   Legal Proceedings

The Partnership is not subject to any material pending legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Unitholders during the fourth quarter of fiscal 1998.


                                     PART II


Item 5.   Market for Partnership's Limited Partnership Units and Unitholder
          Matters

(a)  Market Information
     ------------------

No established public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

(b)  Holders
     -------

As of November 30, 1998, the number of Unitholders was 2,900.

(c)  Distributions
     -------------

Distributions of Net Cash from Operations, if any, are to be made quarterly approximately 45 days after the close of each fiscal quarter. Distributions of Net Cash from Operations to the Limited Partners have been suspended since the second quarter of 1987 due to the Partnership's need to increase the cash reserve to fund tenant improvements, leasing commissions, any monthly operating deficit at the Property and mortgage principal payments. As a result of the sale of the Property on December 29, 1998, the General Partner intends to distribute the net proceeds therefrom, together with the Partnership's remaining cash reserves (after payment of or provision for the Partnership's liabilities and expenses, and establishing a reserve for contingencies, if any) and dissolve the Partnership in accordance with the Partnership Agreement.

Item 6.   Selected Financial Data

For the Years Ended November 30,                 1998      1997      1996      1995      1994
---------------------------------------------------------------------------------------------
Dollars in thousands, except per Unit data
Total Income                                  $ 2,879   $ 2,852   $ 2,805   $ 2,630   $ 3,130
Net Income (Loss)                                 509      (252)     (152)     (234)   (3,967)
Total Assets at Year End                       13,551    13,235    15,119    15,417    15,525
Mortgage Payable                                2,353     2,503     2,653     2,781     2,899
Net Cash Provided by (Used for) Operations        725      (180)      825       573       437
Net Income (Loss) per
  Limited Partnership Unit:                   $  8.95   $ (4.55)  $ (2.82)  $ (4.24)  $(70.12)

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

Since the full amount of units offered was not sold, insufficient funds were raised to meet the Partnership's commitments with respect to the acquisition and lease-up of the properties. In order to meet these commitments, the General Partners have postponed reimbursements of certain fees and expenses. Funds made available by deferring payment of the acquisition fee at Reflections have been fully distributed to the Limited Partners as cash distributions. Cash flow from operations have been utilized to make payments on the principal balance of the mortgage secured by the Crosswest Property, or held in escrow to fund future mortgage payments.

In June 1998, the General Partners engaged a nationally recognized real estate brokerage firm to assist in the marketing for sale of the Partnership's remaining Property, Crosswest Office Center. Accordingly, the Partnership's remaining real estate assets, deferred rent receivable and prepaid leasing costs were reclassified on the consolidated balance sheets to "Real estate assets held for disposition." The Partnership also suspended recording depreciation and amortization in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

On December 29, 1998, the Partnership closed on the sale of Crosswest. The Property was sold to Crosswest Associates, L.P. (the "Buyer"), an unaffiliated partnership, for a selling price of approximately $12.0 million, net of existing mortgage debt and closing adjustments, and is expected to result in a gain of approximately $2.9 million which will be reflected in the Partnership's results of operations for the three months ended February 28, 1999. The selling price was determined by arm's length negotiations between the Partnership and the Buyer.

As a result of the sale, the General Partners intend to distribute the net proceeds therefrom, together with the Partnership's remaining cash reserves (after payment of or provision for the Partnership's liabilities and expenses, and establishing a reserve for contingencies, if any) and dissolve the Partnership in accordance with the Partnership Agreement.

The Partnership had cash and cash equivalents at November 30, 1998 of $259,141, compared with $133,958 at November 30, 1997. The increase is primarily attributable to net cash from operating activities exceeding real estate additions and mortgage principal payments. At November 30, 1998, the Partnership's restricted cash balance was $601,805, compared with $402,707 at November 30, 1997. The increase is primarily attributable to additional security deposits received from new tenants at the Property. The restricted cash balance at November 30, 1998 consisted of $227,024 in security deposits, $260,706 in real estate tax escrows and $114,075 representing the Crosswest lockbox escrow which was established pursuant to Crosswest's amended loan agreement.

Prepaid expenses, net of accumulated amortization, totaled $56,096 at November 30, 1998, compared with $349,160 at November 30, 1997. The decrease was primarily due to the reclassification of the Partnership's real estate, including deferred leasing commissions, to "Real estate assets held for disposition" as of June 1, 1998. Deferred rent receivable, which amounted to $317,316 at November 30, 1997, was also reclassified to "Real estate assets held for disposition." Accounts payable and accrued expenses totaled $731,125 at November 30, 1998, compared with $435,377 at November 30, 1997. The increase is primarily attributable to increases in security deposits and real estate taxes.

Due to affiliates was $2,010,531 at November 30, 1998, compared to $2,349,614 at November 30, 1997. The decrease reflects the payment of a portion of the principal and interest on advances due to the General Partners during the fourth quarter of fiscal 1998.

Market Risk
-----------
The Partnership's principal market risk exposure is interest rate risk. As a result of the sale of the Property and payment of the associated mortgage debt in December 1998, the Partnership no longer has any mortgage debt. The Partnership's interest risk exposure is primarily limited to interest paid on advances from the General Partners, and bears interest at the prime rate. Additionally, interest income from the Partnership's cash and cash equivalents is subject to interest rate risk in that such funds consist of short-term, highly liquid investments invested at short-term rates. As the General Partners expect the Partnership to dissolve in 1999, such risk is not considered material to the Partnership's operations.

Y2K Initiatives
---------------
As noted above, all of the Partnership's properties have been sold and it is anticipated that the Partnership will dissolve prior to December 31, 1999. In the event that the Partnership is not liquidated prior to December 31, 1999, potential Year 2000 issues relate primarily to outside vendors which provide the Partnership's administrative services including accounting, tax preparation and transfer agent services. Such services are heavily reliant on computer systems, software products and equipment which may or may not be Year 2000 compliant. It is anticipated that the cost of vendor compliance with Year 2000 problems will be borne primarily by vendors. Although it is not possible at present to give an estimate of the cost of this work to the Partnership, the General Partner does not expect such costs to have a material adverse impact on the Partnership's long term results of operations.

Results of Operations
---------------------

1998-1997
---------
Partnership operations resulted in net income of $509,353 for the year ended November 30, 1998, compared with a net loss of $251,655 for fiscal 1997. The change from net loss to net income is primarily attributable to the decrease in depreciation and amortization expense due to the reclassification of the Partnership's real estate to "Real estate assets held for disposition" as of June 1, 1998. Net cash provided by operating activities totaled $725,383 for the year ended November 30, 1998, compared with net cash used for operating activities of $179,526 for the year ended November 30, 1997. The increase in net cash flow is primarily due to the increase in income (before depreciation and amortization) and to an increase in accounts payable and accrued expenses net of a decrease in due to affiliates.

Rental income totaled $2,849,302 for the year ended November 30, 1998, compared with $2,779,607 for the year ended November 30, 1997. The increase is primarily attributable to higher average rental rates at the Property. Interest income totaled $30,167 for the year ended November 30, 1998, compared with $72,217 for fiscal 1997. The decrease is primarily due to the Partnership's lower average cash balance in fiscal 1998.

Property operating expense totaled $1,035,588 for the year ended November 30, 1998, compared with $1,371,457 for the year ended November 30, 1997. The decrease primarily reflects reductions in real estate taxes, cleaning expenses and management fees.

Interest expense in fiscal 1998 decreased from fiscal 1997 levels, reflecting the reduction in the first mortgage balance due to principal payments. General and administrative expenses totaled $402,320 for the year ended November 30, 1998, compared with $228,998 for fiscal 1997. The increase is primarily attributable to higher legal fees and partnership servicing costs.

1997-1996
---------
Partnership operations resulted in a net loss of $251,655 for the year ended November 30, 1997, compared with a net loss of $152,434 for the year ended November 30, 1996. The higher net loss in 1997 is primarily due to increased property operating and general and administrative expenses. Net cash used for operating activities totaled $179,526, for the year ended November 30, 1997, compared with net cash provided by operating activities of $825,328 for the year ended November 30, 1996. The decrease is primarily due to the reimbursement of certain deferred fees and expenses.

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

General and administrative expenses for the year ended November 30, 1997 were $228,998, compared with $151,993 for fiscal 1996. Commencing in fiscal 1997, certain expenses incurred by RE Services Inc., its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of RE Services, Inc. in prior periods, were reimbursable to RE Services, Inc. and its affiliates.

Item 8.   Consolidated Financial Statements and Supplementary Data

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURES

-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                               At November 30,   At November 30,
                                                         1998              1997
-------------------------------------------------------------------------------
Assets
Real estate, at cost:
  Land                                            $        --       $ 2,000,000
  Building and improvements                                --        19,032,005
                                                  -----------------------------
                                                           --        21,032,005
  Less accumulated depreciation                            --        (9,208,423)
                                                  -----------------------------
                                                           --        11,823,582
Real estate assets held for disposition            12,428,039                --
Cash and cash equivalents                             259,141           133,958
Restricted cash                                       601,805           402,707
Rent receivable                                        92,786           106,351
Prepaid expenses, net of accumulated
  amortization of $-0- in 1998 and
  $522,642 in 1997                                     56,096           349,160
Deferred rent receivable                                   --           317,316
Other assets, net of accumulated
  amortization of $90,051 in 1998
  and $72,108 in 1997                                 112,873           101,775
-------------------------------------------------------------------------------
     Total Assets                                 $13,550,740       $13,234,849
===============================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Mortgage note payable                           $ 2,352,981       $ 2,503,108
  Accounts payable and accrued expenses               731,125           435,377
  Due to affiliates, net                            2,010,531         2,349,614
                                                  -----------------------------
     Total Liabilities                              5,094,637         5,288,099
                                                  -----------------------------
Partners' Capital (Deficit):
  General Partners                                   (119,306)         (124,399)
  Limited Partners (56,341 units outstanding)       8,575,409         8,071,149
                                                  -----------------------------
     Total Partners' Capital                        8,456,103         7,946,750
-------------------------------------------------------------------------------
     Total Liabilities and Partners' Capital      $13,550,740       $13,234,849
===============================================================================


-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the years ended November 30, 1998, 1997 and 1996
                                            General       Limited
                                           Partners      Partners         Total
-------------------------------------------------------------------------------
Balance at November 30, 1995              $(135,482)   $8,486,321    $8,350,839
Net income (loss)                             6,554      (158,988)     (152,434)
-------------------------------------------------------------------------------
Balance at November 30, 1996               (128,928)    8,327,333     8,198,405
Net income (loss)                             4,529      (256,184)     (251,655)
-------------------------------------------------------------------------------
Balance at November 30, 1997               (124,399)    8,071,149     7,946,750
Net income                                    5,093       504,260       509,353
-------------------------------------------------------------------------------
Balance at November 30, 1998              $(119,306)   $8,575,409    $8,456,103
===============================================================================


See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURES

--------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended November 30,
                                                      1998          1997          1996
--------------------------------------------------------------------------------------
Income
Rental                                          $2,849,302    $2,779,607    $2,719,736
Interest                                            30,167        72,217        85,121
                                                --------------------------------------
     Total Income                                2,879,469     2,851,824     2,804,857
--------------------------------------------------------------------------------------
Expenses
Property operating                               1,035,588     1,371,457     1,292,614
Depreciation and amortization                      576,718     1,101,770     1,101,925
Interest                                           355,490       401,254       410,759
General and administrative                         402,320       228,998       151,993
                                                --------------------------------------
     Total Expenses                              2,370,116     3,103,479     2,957,291
--------------------------------------------------------------------------------------
     Net Income (Loss)                          $  509,353    $ (251,655)   $ (152,434)
======================================================================================
Net Income (Loss) Allocated:
To the General Partners                         $    5,093    $    4,529    $    6,554
To the Limited Partners                            504,260      (256,184)     (158,988)
--------------------------------------------------------------------------------------
                                                $  509,353    $ (251,655)   $ (152,434)
======================================================================================
Per limited partnership unit
(56,341 outstanding)                                $ 8.95       $ (4.55)      $ (2.82)
--------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURES

--------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended November 30,
                                                    1998           1997           1996
--------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                              $ 509,353    $  (251,655)    $ (152,434)
Adjustments to reconcile net income (loss)
  to net cash provided by (used for)
  operating activities:
    Depreciation                                 507,688        956,236        960,358
    Amortization                                  69,030        145,534        141,567
    Increase (decrease) in cash arising
    from changes in operating assets
    and liabilities:
      Restricted cash                           (199,098)       471,184       (104,116)
      Rent receivable                             13,565        (17,441)         1,775
      Deferred rent receivable                    28,006         52,832         30,996
      Prepaid expenses and other assets         (159,826)       (53,895)       (34,901)
      Accrued interest payable                        --        (17,135)          (826)
      Due to affiliates                         (339,083)    (1,513,947)       198,778
      Accounts payable and accrued expenses      295,748         48,761       (215,869)
                                               ---------------------------------------
Net cash provided by (used for)
  operating activities                           725,383       (179,526)       825,328
--------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Additions to real estate                        (450,073)      (875,481)      (218,026)
                                               ---------------------------------------
Net cash (used for) investing activities        (450,073)      (875,481)      (218,026)
--------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Mortgage principal payments                     (150,127)      (150,069)      (127,809)
                                               ---------------------------------------
Net cash (used for) financing activities        (150,127)      (150,069)      (127,809)
--------------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                               125,183     (1,205,076)       479,493
Cash and cash equivalents, beginning
  of year                                        133,958      1,339,034        859,541
                                               ---------------------------------------
Cash and cash equivalents, end of year         $ 259,141    $   133,958     $1,339,034
======================================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest         $ 326,186    $ 1,614,514     $  211,050
--------------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the General Partners' intent to sell the Partnership's property in 1998, carrying value of existing real estate assets, deferred rent receivable and prepaid leasing commissions were reclassified to "Real estate assets held for disposition."
--------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURES


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 1998, 1997, and 1996

1.  Organization
Commercial Properties 4, L.P. (the "Partnership") was organized as a Limited Partnership under the laws of the State of Virginia pursuant to a Certificate and Agreement of Limited Partnership dated and filed November 1, 1984 (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and operating certain types of commercial real estate. The General Partners of the Partnership are CP4 Real Estate Services Inc. ("RE Services"), which is an affiliate of Lehman Brothers (see below), and HS Advisors III, Ltd. ("HS Advisors"), which is an affiliate of Goodman Segar Hogan, Incorporated, (see below). The General Partners expect to liquidate the Partnership in 1999.

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

On August 1, 1993, Goodman Segar Hogan, Incorporated ("GSH") transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a one percent interest in GSHH. The stockholders of GSHH Inc. are GSH with a sixty-two percent stock interest and H.K. Associates, L.P., an affiliate of Armada/Hoffler ("HK"), with a thirty-eight percent stock interest. The remaining ninety-nine percentage interests in GSHH are limited partnership interests owned fifty percent by GSH and forty-nine percent by HK. On September 28, 1998, GSH sold its general partner and limited partner interests in GSHH to The St. Joe Company, an unaffiliated company. The transactions did not affect the ownership of the General Partners.

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

2.  Significant Accounting Policies

Consolidation The consolidated financial statements include the accounts of the Partnership and its ventures, Skytop and Deerwood Center Associates Joint Venture ("Deerwood"). The Partnership had a 100% share of ownership of capital in both its ventures up through the dissolution of Skytop on May 31, 1994. As of November 30, 1998 and 1997, the consolidated financial statements include the accounts of the Partnership and Deerwood, in which the Partnership continues to have a 100% share of ownership of capital. Intercompany accounts and transactions between the Partnership and its joint ventures have been eliminated in consolidation.

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURES

Real Estate Investments Real estate investments consist of just one commercial office building at November 30, 1998 and 1997, and are recorded at cost less accumulated depreciation. Cost includes the initial purchase price of the property plus closing costs, acquisition and legal fees and capital improvements. Depreciation is computed using the straight-line method based on estimated useful lives of 10 to 25 years, except for tenant improvements, which are depreciated over the terms of the respective leases.

Real Estate Assets Held for Disposition Real estate assets held for disposition are carried at the lower of carrying value or fair market value less costs to sell. During the third quarter of 1998, real estate assets for Crosswest Office Center ("Crosswest" or the "Property") were reclassified as held for disposition and were no longer depreciated.

Leases Leases are accounted for as operating leases. Leasing commissions are amortized over the terms of the respective leases and are included in prepaid expenses, net of accumulated amortization. In the third quarter 1998, leasing commissions were reclassified as real estate assets held for disposition and were no longer amortized.

Accounting for Impairment In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted FAS 121 during the fourth fiscal quarter of 1995.

Fair Value of Financial Instruments Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation. However, in many instances current exchange prices are not available for certain of the Partnership's financial instruments, since no active market generally exists for such financial instruments.

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

Cash and Cash Equivalents Cash and cash equivalents consist of short-term highly liquid investments which have maturities of three months or less from the date of purchase. The carrying value approximates fair value because of the short maturity of these instruments.

Restricted Cash Restricted cash represents funds escrowed for future payment of real estate taxes, security deposits and excess cash from Crosswest operations escrowed for capital improvements and leasing commissions (Note 6).

Deferred Rent Receivable Deferred rent receivable consists of rental income which is recognized on a straight-line basis over the term of the respective leases but will not be received until later periods.

Financing Costs Financing costs are amortized over the life of the mortgage note (Note 6) and are included in other assets, net of accumulated amortization.

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURES

Income Taxes No provision for income taxes has been made in the financial statements since such taxes are the responsibility of the individual partners rather than the Partnership.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

If upon the dissolution of the Partnership the General Partners have negative capital accounts, they shall contribute to the capital of the Partnership, an amount not to exceed 1% of the total capital contributions made by all the Partners, less any prior capital contributions made by the General Partners. In no event shall the General Partners be obligated to contribute an amount in excess of any negative balance in their respective capital accounts, except as noted below.

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

4.  Transactions with Related Parties
The following is a summary of the amounts earned by or accrued to the General Partners and their affiliates during the years ended November 30, 1998, 1997 and 1996:

                                       Unpaid                Accrual
                                  November 30,   ------------------------------
                                         1998        1998       1997       1996
-------------------------------------------------------------------------------
Advances and related interest      $  919,206    $218,357   $270,144   $198,685
Acquisition fees                      623,925          --         --         --
Selling commissions                   467,400          --         --         --
-------------------------------------------------------------------------------
                                   $2,010,531    $218,357   $270,144   $198,685
===============================================================================

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURES

The advances from the General Partners bear interest at the prime rate, and are to be repaid from future cash flows of the Partnership, when available. A payment of $500,000 was made in the fourth quarter of 1998. Payments of $1,500,000 and $250,000 were paid during the third and fourth quarter of 1997, respectively. Interest expense recorded on the advances was $165,408, $201,360 and $198,685 during 1998, 1997 and 1996, respectively.

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by RE Services and its affiliates in servicing the Partnerships to the extent permitted by the partnership agreement. In prior years, affiliates of RE Services had voluntarily absorbed these expenses. For the year ended November 30, 1998, $29,000 was accrued and $23,949 was paid, and for November 30, 1997, $34,840 was accrued and $33,944 was paid.

5.  Real Estate Investments
Since inception, the Partnership acquired two commercial office buildings through investments in joint ventures as follows:

                     Rentable
                       Square                              Date        Purchase
Property Name            Feet             Location     Acquired           Price
-------------------------------------------------------------------------------
Crosswest (a)         152,000      Westchester, NY      9/10/85     $16,048,055
Reflections (b)       114,000     Jacksonville, FL     12/17/85     $11,300,170
-------------------------------------------------------------------------------

(a) Crosswest was originally acquired by the Skytop Joint Venture and was sold on December 29, 1998.

(b) Reflections was acquired by the Deerwood Joint Venture and was sold on November 30, 1994.

6.  Mortgage Notes Payable

Skytop Associates Joint Venture On October 10, 1990, the Partnership entered into a mortgage loan agreement with Apple Bank for Savings. The principal amount of the loan was $1,973,861 and bore interest at 10.25% and was payable in equal monthly installments of $18,117, applied to principal and interest, commencing December 1, 1990 through October 1, 1993. On October 1, 1993, the entire balance of the debt outstanding was due and payable. At the option of the General Partners, the loan was extended to November 18, 1993. The loan was collateralized by Crosswest.

On November 18, 1993, the extended maturity date, the Partnership obtained replacement financing on Crosswest from The Penn Mutual Life Insurance Company, an unaffiliated party. Total proceeds of $3,000,000 were received and are collateralized by a Mortgage and Security Agreement and an Assignment of Rents and Leases Agreement encumbering Crosswest. The Partnership increased the amount of the mortgage debt on the Property in order to provide funds to complete the leasing of the Property. The term of the loan is for seven years and at an annual interest rate of 7.75% and requires monthly payments of principal and interest based on a 15 year amortization schedule. The loan also requires a lockbox account, into which all excess rental receipts from Crosswest are to be directly deposited each month.

As a result of the withdrawal of Enal and the transfer of Enal's right, title, and interest in Skytop to the Partnership as of May 31, 1994, (Note 1), the Partnership agreed to be bound by all of the obligations of Skytop pursuant to the Mortgage and Security Agreement and the Assignment of Rents and Leases that encumbered the property as of May 31, 1994.

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURES

Annual principal maturities of the mortgage note over the next three years are as follows:

                 -----------------------------------------------
                 1999                                 $  148,184
                 2000                                    174,086
                 2001                                  2,030,711
                 -----------------------------------------------
                                                      $2,352,981
                                                      ==========

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of long-term debt approximates carrying value.

As a result of the sale of Crosswest on December 29, 1998, the balance of the mortgage was paid in full.

7.  Rental Income Under Operating Leases
Since the Property was sold on December 29, 1998 (see Note 9), future minimum rental income on noncancellable operating leases at Crosswest has not been presented.

8.  Reconciliation of Net Income to Tax Loss
For the year ended November 30, 1998, net income reported in the financial statements exceeded the taxable income by $52,562. For the year ended November 30, 1997, taxable income exceeded the net loss reported in the financial statements by $353,746. For the year ended November 30, 1996, taxable income exceeded the net loss reported in the financial statements by $277,916. These differences are due to the differences between the tax basis and financial statement basis of buildings and improvements and the use of accelerated methods of depreciating real estate for tax purposes as compared to the straight-line method used for financial statement purposes. In addition, rental income is recorded on a straight-line basis over the term of the lease for financial statement purposes, and is reportable for tax purposes when received or receivable.

9.  Subsequent Event
On December 29, 1998, the Partnership closed on the sale of Crosswest. The Property was sold to Crosswest Associates, L.P. (the "Buyer"), an unaffiliated partnership, for a selling price of approximately $12.0 million, net of existing mortgage debt and closing adjustments, and is expected to result in a, gain of approximately $2.9 million which will be reflected in the Partnerships results of operations for the three months ended February 28, 1999. The selling price was determined by arm's length negotiations between the Partnership and the Buyer.

As a result of the sale, the General Partners intend to distribute the net proceeds therefrom, together with the Partnership's remaining cash reserves (after payment of or provision for the Partnership's liabilities and expenses, and establishing a reserve for contingencies, if any) and dissolve the Partnership in accordance with the Partnership Agreement.

-------------------------------------------------------------------------------
                         REPORT OF INDEPENDENT AUDITORS
-------------------------------------------------------------------------------





General and Limited Partners
Commercial Properties 4, L.P.
and Consolidated Ventures

We have audited the accompanying consolidated balance sheets of Commercial Properties 4, L.P. and Consolidated Ventures as of November 30, 1998 and 1997 and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended November 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Properties 4, L.P. and Consolidated Ventures at November 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                            /s/ERNST & YOUNG LLP

New York, New York
February 5, 1999

Schedule III - Real Estate and Accumulated Depreciation
November 30, 1998
                                                                             Crosswest
Commercial Property:                                                     Office Center
--------------------------------------------------------------------------------------
Location                                                               Westchester, NY
Acquisition date                                                              09-10-85
Life on which depreciation in latest income statements is computed       10 - 25 years
Encumbrances                                                               $ 2,352,981
Initial cost to Partnership:
  Land                                                                       2,000,000
  Building and improvements                                                 14,048,055
Costs capitalized subsequent to acquisition:
  Land, building and improvements                                            5,522,812
  Deferred rent receivable                                                     289,310
  Leasing commissions                                                          372,762
Retirements                                                                   (470,232)
Gross amount at which carried at close of period (1):
  Land                                                                       2,000,000
  Building and improvements                                                 19,100,635
  Deferred rent receivable                                                     289,310
  Leasing commissions                                                          372,762
                                                                           -----------
    Total (3)                                                              $21,762,707
                                                                           -----------

Accumulated depreciation (2 and 3)                                         $ 9,334,668
--------------------------------------------------------------------------------------

(1) For Federal income tax purposes, the aggregate basis of land, buildings and improvements is $19,266,214.

(2) For Federal income tax purposes, the amount of accumulated depreciation is $9,635,304.

(3) The net of these numbers, $12,428,039, represents the amount of real estate assets held for disposition.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended November 30, 1998, 1997, and 1996:

                                                    1998           1997           1996
--------------------------------------------------------------------------------------
Real estate investments:
Beginning of year                            $21,032,005    $20,241,490    $20,027,287
Additions                                        450,073        875,481        218,026
Deferred rent                                    289,310             --             --
Leasing commissions                              372,762             --             --
Retirements                                     (381,443)       (84,966)        (3,823)
--------------------------------------------------------------------------------------
End of year                                  $21,762,707    $21,032,005    $20,241,490
======================================================================================

Accumulated depreciation:
Beginning of year                            $ 9,208,423    $ 8,337,153    $ 7,380,618
Depreciation expense                             507,688        956,236        960,358
Retirements                                     (381,443)       (84,966)        (3,823)
--------------------------------------------------------------------------------------
End of year                                  $ 9,334,668    $ 9,208,423    $ 8,337,153
======================================================================================

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

RE Services
-----------

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

             Name                            Office
             ----                            ------
             Rocco F. Andriola               Director
             Michael T. Marron               President & Chief Financial Officer
             William T. McDermott            Vice President

Rocco F. Andriola, 40, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LLM in Corporate Law from New York University's Graduate School of Law.

Michael T. Marron, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany and an M.B.A. degree from Columbia University and is a Certified Public Accountant.

William T. McDermott, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1998. Mr. McDermott joined Lehman Brothers in 1993 and held various positions within the firm before joining the Diversified Asset Group. Prior to joining Lehman Brothers, Mr. McDermott was a financial analyst with Cantor Fitzgerald Inc. from 1991 - 1993 and was associated with Arthur Andersen & Co. serving in both its audit and bankruptcy consulting divisions from 1985 to 1991. Mr. McDermott received his B.B.A. degree from the University of Notre Dame and is a Certified Public Accountant.

HS Advisors
-----------

HS Advisors is a California limited partnership formed on August 11, 1982, the sole general partner of which is Hogan Stanton Investment, Inc. ("HS Inc."), a wholly-owed subsidiary of Goodman Segar Hogan, Incorporated ("GSH"). The names and positions held by the directors and executive officers of HS Inc. are as set forth below. There are no family relationships between or among any officer and any other officer or director.

             Name                            Office
             ----                            ------
             Mark P. Mikuta                  President
             Julie R. Adie                   Vice President, Secretary
                                             and Treasurer

Mark P. Mikuta, 44, is Senior Vice President of Goodman Segar Hogan, Inc. and is Controller and Vice President of Dominion Capital, Inc., a wholly-owned subsidiary of Dominion Resources. Mr. Mikuta joined Dominion Resources in 1987. Prior to joining Dominion Resources, he was an internal auditor with Virginia Commonwealth University in Richmond, Virginia from 1980 - 1987 and an accountant with Coopers & Lybrand from 1977 - 1980. Mr. Mikuta earned a bachelor of science degree in accounting from the University of Richmond in 1977. He is a Certified Public Accountant (CPA) and Certified Financial Planner (CFP) in the state of Virginia and a member of the American Institute of Certified Public Accountants.

Julie R. Adie, 44, is a Vice President of Goodman Segar Hogan, Inc. and Senior Vice President of Goodman Segar Hogan Hoffler, L.P. She is responsible for investment management of a commercial real estate portfolio for the company's Asset Management Division. Prior to GSH, Ms. Adie was an asset manager with Aetna Real Estate Investors from 1986 to 1988. Ms. Adie practiced as an attorney from 1978 through 1984 and is currently a member of the Virginia Bar Association. She holds a B.A. Degree from Duke University, a Juris Doctor from University of Virginia and an M.B.A. from Dartmouth College.

Certain Matters Involving Affiliates of RE Services
---------------------------------------------------
On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, Hutton Real Estate Services XI, Inc., a General Partner, changed its name to RE Services, Inc. Additionally, effective August 3, 1995, the Partnership changed its name to Commercial Properties 4, L.P., to delete any reference to "Hutton."

On August 1, 1993, GSH transferred all of its leasing, management and sales operations to Goodman Segar Hogan Hoffler, L.P., a Virginia limited partnership ("GSHH"). On that date, the leasing, management and sales operations of a portfolio of properties owned by the principals of Armada/Hoffler ("HK") were also obtained by GSHH. The General Partner of GSHH is Goodman Segar Hogan Hoffler, Inc., a Virginia corporation ("GSHH Inc."), which has a 1% interest in GSHH. The stockholders of GSHH Inc. are GSH with a 62% interest and H.K. Associates, L.P., an affiliate of HK, with a 38% interest. The remaining interests in GSHH are limited partnership interests owned by GSH, HK and 23 employees of GSHH. On September 28, 1998, GSH sold its general partner and limited partner interests in GSHH to The St. Joe Company, an unaffiliated company. The transactions did not affect the ownership of the General Partners.

Item 11.  Executive Compensation

Neither of the General Partners nor any of their directors and officers received any compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners and their affiliates with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Beneficial Owners
    ---------------------------------------

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than five percent of the outstanding Units as of November 30, 1998.

(b) Security Ownership of Management
    --------------------------------

No officer or director of the General Partners beneficially owned or owned of record directly or indirectly any Units of the Partnership as of November 30, 1998.

(c) Changes In Control
    ------------------

None.


Item 13.  Certain Relationships and Related Transactions

Pursuant to the Certificate and Agreement of Limited Partnership of the Partnership, for the year ended November 30, 1998, $5,093 of net income was allocated to the General Partners ($3,395 to RE Services and $1,698 to HS Advisors). For a description of the allocation of income and loss to which the General Partners are entitled, reference is made to the material contained on pages 49 through 52 of the Prospectus of Registrant dated February 4, 1985 (the "Prospectus"), contained in Amendment No. 1 to Partnership's Registration Statement No. 2-95046, under the section captioned "Profits and Losses and Cash Distributions," which section is incorporated herein by reference thereto.

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

A payment of $500,000 was made in the fourth quarter of 1998 for principal and interest on advances due to the General Partners.

During 1998 and 1997, certain administrative expenses incurred in servicing the Partnership, which were voluntarily absorbed by affiliates of RE Services in prior periods, were reimbursed to RE Services and its affiliates to the extent permitted by the Partnership agreement. Disclosure relating to amounts paid to the General Partners or their affiliates during the past three years is incorporated herein by reference to Note 4 "Transactions with Related Parties" of Notes to the Consolidated Financial Statements contained in Item 8 of this report.

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8K

     (a)  The following documents are filed as part of this report:


                                                                                  Page
                                                                                Number
                                                                                ------
          (1) Financial Statements:

              Consolidated Balance Sheets -- At November 30, 1998 and 1997.....    7

              Consolidated Statements of Partners' Capital (Deficit) --
                For the years ended November 30, 1998, 1997 and 1996...........    7

              Consolidated Statements of Operations --
                For the years ended November 30, 1998, 1997 and 1996...........    8

              Consolidated Statements of Cash Flows --
                For the years ended November 30, 1998, 1997 and 1996...........    9

              Notes to the Consolidated Financial Statements...................   10

          (2) Financial Statement Schedules:

              Schedule III -- Real Estate and Accumulated Depreciation.........   16


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

          (3) See Exhibit Index contained herein.

      (b) Reports on Form 8-K filed in the fourth quarter of fiscal 1997:

          No reports on Form 8-K were filed during the three months ended November 30, 1998.

          On January 8, 1999, the Partnership filed a report on Form 8-K reporting the sale of its remaining Property on December 29, 1998.

      (c) See Exhibit Index contained herein.

                                  EXHIBIT INDEX

Exhibit No.
-----------

(4) (A) Certificate and Agreement of Limited Partnership (included as, and incorporated herein by reference to, Exhibit A to the Prospectus of Partnership dated February 4, 1985, contained in Amendment No. 1 to Registration Statement No. 2-95046, of Partnership filed February 4, 1985 (the "Registration Statement")).

    (B) Subscription Agreement and Signature Page (included as, and incorporated herein by reference to, Exhibit 3.1 to the Registration Statement).

(10)(A) Mortgage dated October 10, 1990 between Skytop Joint Venture and
        Apple Bank for Savings in the principal amount of $2,000,000
        (included as, and incorporated herein by reference to, Exhibit (10)(C) to the Partnership's Annual Report of Form 10-K filed February 28,
        1991).

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

(27)    Financial Data Schedule.

(28) Portions of Prospectus of Partnership dated February 4, 1985 (included as, and incorporated herein by reference to Exhibit (28) to the Partnership's Annual Report on Form 10-K filed February 27, 1987.)

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


                              COMMERCIAL PROPERTIES 4, L.P.

                              BY: HS Advisors III, Ltd.
                                  General Partner

                              BY: Hogan Stanton Investment, Inc.
                                  General Partner

Date:  March 5, 1999              BY:    /s/Mark P. Mikuta
                                         -----------------
                                  Name:  Mark P. Mikuta
                                  Title: President



                              BY: CP4 Real Estate Services, Inc.
                                  General Partner

Date:  March 5, 1999              BY:    /s/Michael T. Marron
                                         --------------------
                                  Name:  Michael T. Marron
                                  Title: President and Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capabilities and on the dates indicated.


                              CP4 REAL ESTATE SERVICES INC.
                              A General Partner


Date:  March 5, 1999          BY:    /s/Rocco F. Andriola
                                     --------------------
                              Name:  Rocco F. Andriola
                              Title: Director


Date:  March 5, 1999          BY:    /s/Michael T. Marron
                                     --------------------
                              Name:  Michael T. Marron
                              Title: President and Chief Financial Officer


Date:  March 5, 1999          BY:    /s/William T. McDermott
                                     -----------------------
                              Name:  William T. McDermott
                              Title: Vice President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capabilities and on the dates indicated.


                             HS ADVISORS III, LTD.
                             A General Partner


Date:  March 5, 1999         BY:    /s/Mark P. Mikuta
                                    -----------------
                             Name:  Mark P. Mikuta
                             Title: President of Hogan Stanton Investment, Inc.,
                                    as general partner of HS Advisors III, Ltd.


Date:  March 5, 1999         BY:    /s/Julie R. Adie
                                    ----------------
                             Name:  Julie R. Adie
                             Title: Vice President, Secretary and Treasurer of
                                    Hogan Stanton Investment, Inc.,
                                    as general partner of HS Advisors III, Ltd.