Form 10-Q
period 1999-02-28
COMMERCIAL PROPERTIES 4 L P
filed 1999-04-14
CIK 759852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X          Quarterly Report Pursuant to Section 13 or 15(d)
   -----             of the Securities Exchange Act of 1934

                For the Quarterly Period Ended February 28, 1999
                                               -----------------

    or

                Transition Report Pursuant to Section 13 or 15(d)
   -----             of the Securities Exchange Act of 1934

                 For the Transition period from ______ to ______



                         Commission File Number: 0-14342
                                                 -------

                          COMMERCIAL PROPERTIES 4, L.P.
                          -----------------------------
             Exact Name of Registrant as Specified in its Charter

            Virginia                                     11-2711361
            --------                                     ----------
State or Other Jurisdiction of                I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY  Attn.:  Andre Anderson                      10285
-------------------------------------                     -----
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

                             Yes   X   No
                                  ---      ---

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
                                                 At February 28, At November 30,
                                                            1999            1998
--------------------------------------------------------------------------------
Assets
Real estate assets held for disposition              $        --     $12,428,039
Cash and cash equivalents                             11,319,346         259,141
Restricted cash                                               --         601,805
Accounts receivable                                       84,945          92,786
Prepaid expenses                                          14,872          56,096
Other assets, net of accumulated amortization
  of $-0- in 1999 and $90,051 in 1998                     77,625         112,873
--------------------------------------------------------------------------------
     Total Assets                                    $11,496,788     $13,550,740
================================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Mortgage note payable                              $        --     $ 2,352,981
  Accounts payable and accrued expenses                  132,029         731,125
  Due to affiliates                                      314,847       2,010,531
                                                     ---------------------------
     Total Liabilities                                   446,876       5,094,637
                                                     ---------------------------
Partners' Capital (Deficit):
  General Partners                                            --        (119,306)
  Limited Partners (56,341 units outstanding)         11,049,912       8,575,409
                                                     ---------------------------
     Total Partners' Capital                          11,049,912       8,456,103
--------------------------------------------------------------------------------
     Total Liabilities and Partners' Capital         $11,496,788     $13,550,740
================================================================================


--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the three months ended February 28, 1999

                                         General         Limited
                                        Partners        Partners           Total
--------------------------------------------------------------------------------
Balance at November 30, 1998          $ (119,306)    $  ,575,409     $ 8,456,103
Net income                               119,306       2,474,503       2,593,809
--------------------------------------------------------------------------------
Balance at February 28, 1999          $       --     $11,049,912     $11,049,912
================================================================================


See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 Three months ended February 28,
                                                            1999            1998
--------------------------------------------------------------------------------

Income
Rental                                               $   241,652     $   685,275
Interest                                                  97,244           4,154
                                                     ---------------------------
     Total Income                                        338,896         689,429
--------------------------------------------------------------------------------
Expenses
Property operating                                       237,654         330,453
Depreciation and amortization                                 --         296,453
Interest expense                                          29,093          89,521
General and administrative                               150,991          64,958
                                                     ---------------------------
     Total Expenses                                      417,738         781,385
                                                     ---------------------------
     Net Loss before gain on sale of real estate         (78,842)        (91,956)
Gain on sale of real estate                            2,672,651              --
--------------------------------------------------------------------------------
     Net Income (Loss)                               $ 2,593,809     $   (91,956)
================================================================================
Net Income (Loss) Allocated:
To the General Partners                              $   119,306     $       825
To the Limited Partners                                2,474,503         (92,781)
                                                     ---------------------------
                                                     $ 2,593,809     $   (91,956)
================================================================================
Per limited partnership unit
(56,341 outstanding)                                 $     43.92     $     (1.65)
--------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended February 28,
                                                               1999         1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                                       $ 2,593,809     $(91,956)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
  Gain on sale of real estate                            (2,672,651)          --
  Depreciation                                                   --       66,456
  Amortization                                                   --        9,997
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Restricted cash                                         601,805      (10,072)
    Accounts receivable                                       7,841        2,199
    Prepaid expenses and other assets                        41,224      (30,794)
    Other assets                                             35,248           --
    Deferred rent receivable                                     --        9,963
    Accounts payable and accrued expenses                  (490,942)     126,753
    Due to affiliates                                    (1,695,684)      32,286
                                                        ------------------------
Net cash provided by (used for) operating activities     (1,579,350)     334,832
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Net proceeds from sale of real estate                    14,992,536           --
Additions to real estate                                         --      (18,664)
                                                        ------------------------
Net cash provided by (used for) investing activities     14,992,536      (18,664)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Mortgage principal payments                              (2,352,981)     (36,452)
                                                        ------------------------
Net cash used for financing activities                   (2,352,981)     (36,452)
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                11,060,205      279,716
Cash and cash equivalents, beginning of period              259,141      133,958
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period                $11,319,346     $413,674
================================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                $   128,499     $ 46,263
--------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Operating
  Activities:
In connection with the sale of real estate,
  mortgage costs in the amount of $35,247 were
  netted against gain on sale of real estate in 1999.
Adjustment of real estate held for investment           $   108,144)    $     --
Adjustment of accounts payable and accrued expenses         108,144           --
                                                        ------------------------
                                                        $        --     $     --
--------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash
  Investing Activities:
Write-off of fully depreciated tenant improvements      $        --     $381,443
--------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of February 28, 1999 and the results of operations and cash flows for the three months ended February 28, 1999 and 1998 and the statement of changes in partners' capital (deficit) for the three months ended February 28, 1999.

The General Partners engaged a nationally recognized real estate brokerage firm to assist in the marketing of Crosswest Office Center ("Crosswest"). Accordingly, the Partnership's remaining real estate assets, deferred rent receivable and prepaid leasing costs were reclassified on the consolidated balance sheets at August 31, 1998 to "Real estate assets held for disposition." The Partnership has also suspended recording depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." On December 29, 1998, Crosswest was sold for a selling price of $12,280,281 net of existing mortgage debt and closing adjustments, which resulted in a gain of $2,672,651 which has been reflected in the Consolidated Statement of Operations.

No other significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

In June 1998, the General Partners engaged a nationally recognized real estate brokerage firm to assist in the marketing of Crosswest. Crosswest was sold on December 29, 1998 to Crosswest Associates, L.P. ("the Buyer") for net proceeds of $12,280,281. As a result of the sale, the General Partners will pay a cash distribution in the near future, representing a portion of the net sales proceeds. The remaining proceeds will be used to pay the Partnership's liabilities and expenses through dissolution and to establish a reserve for contingencies. Any cash remaining after the payment of these items and establishment of reserves will be distributed upon the dissolution of the Partnership which is expected to occur in the third quarter of 1999.

The Partnership had cash and cash equivalents at February 28, 1999 of $11,319,346 compared with $259,141 at November 30, 1998. The increase is primarily attributable to net proceeds from the sale of Crosswest. At February 28, 1999, the Partnership's restricted cash balance was $-0- compared with $601,805 at November 30, 1998. The decrease is attributable to the transfer of tenant security deposits upon the sale of Crosswest.

Prepaid expenses totaled $14,872 at February 28, 1999, compared with $56,096 at November 30, 1998. The decrease was primarily due to the decrease in prepaid real estate taxes resulting from the sale of Crosswest. Accounts payable and accrued expenses totaled $132,029 at February 28, 1999 compared with $731,125 at November 30, 1998. The decrease is primarily attributable to decreases in prepaid rent, security deposits, real estate taxes and payables related to improvements to Crosswest.

Other assets totaled $77,625 at February 28, 1999, compared with $112,873 at November 30, 1998. Included in other assets is a receivable in the amount of $74,639 for real estate taxes which are expected to be refunded by October 31, 1999.

Due to affiliates totaled $314,847 at February 28, 1999, compared with $2,010,531 at November 30, 1998. The decrease mainly reflects the reimbursement of certain fees and expenses which were previously made by the General Partners during the origination of the Partnership. Since the full amount of units offered was not sold, insufficient funds were raised to meet the Partnership's commitments with respect to the acquisition and lease-up of the properties. In order to meet these commitments, the General Partners postponed reimbursement of certain fees and expenses. Funds made available from cash flow from operations were used to pay such amounts due to affiliates.

On December 29, 1998, the mortgage payable of $2,352,981 was paid from the proceeds of the sale of Crosswest.

Results of Operations
---------------------

Partnership operations resulted in net income of $2,593,809 for the three months ended February 28, 1999, compared with net losses of $91,956 for the three months ended February 28, 1998. The change from net loss to net income is primarily attributable to the sale of Crosswest.

Rental income totaled $241,652 for the three months ended February 28, 1999, compared with $685,275 for the three months ended February 28, 1998. The decrease is primarily attributable to the disposition of Crosswest. Interest income totaled $97,244 for the three months ended February 28, 1999 compared with $4,154 for the corresponding period in 1998. The increase is primarily due to higher average cash balances.

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE

Property operating expenses totaled $237,654 for the three months ended February 28, 1999, compared with $330,453 for the three months ended February 28, 1998. The decrease primarily reflects reductions in all operating expense categories due to the sale of Crosswest.

Interest expense for the three months ended February 28, 1999 decreased from the corresponding period in 1998, reflecting the payoff of the mortgage balance upon the sale of Crosswest. General and administrative expenses totaled $150,991 for the three months ended February 28, 1999, compared with $64,958 for the three months ended February 28, 1998. The increases are primarily attributable to higher marketing fees incurred relating to the sale of Crosswest.

Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a) Exhibits -

               (27)   Financial Data Schedule

           (b) Reports on Form 8-K
               -------------------

               On January 13, 1999 the Partnership filed Form 8-K reporting the sale of Crosswest.

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



                          COMMERCIAL PROPERTIES 4, L.P.


                          BY: CP4 REAL ESTATE SERVICES INC.
                              A General Partner


Date:  April 14, 1999         BY:    /s/Michael T. Marron
                                     -------------------------------------
                              Name:  Michael T. Marron
                              Title: President and Chief Financial Officer