Form 10-Q
period 1999-05-31
COMMERCIAL PROPERTIES 4 L P
filed 1999-07-14
CIK 759852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X          Quarterly Report Pursuant to Section 13 or 15(d)
   -----             of the Securities Exchange Act of 1934

                For the Quarterly Period Ended May 31, 1999
                                               ------------

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

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                                                      At May 31, At November 30,
                                                            1999            1998
--------------------------------------------------------------------------------
Assets
Real estate assets held for disposition              $        --     $12,428,039
Cash and cash equivalents                                876,674         259,141
Restricted cash                                               --         601,805
Accounts receivable, net of allowance for
  doubtful accounts of $31,498 in 1999                     8,153          92,786
Prepaid expenses                                          15,455          56,096
Other assets, net of accumulated amortization
  of $-0- in 1999 and $90,051 in 1998                     75,918         112,873
--------------------------------------------------------------------------------
     Total Assets                                       $976,200     $13,550,740
================================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Mortgage note payable                              $        --     $ 2,352,981
  Accounts payable and accrued expenses                  127,903         731,125
  Due to affiliates, net                                 300,347       2,010,531
                                                     ---------------------------
     Total Liabilities                                   428,250       5,094,637
                                                     ---------------------------
Partners' Capital (Deficit):
  General Partners                                            --        (119,306)
  Limited Partners (56,341 units outstanding)            547,950       8,575,409
                                                     ---------------------------
     Total Partners' Capital                             547,950       8,456,103
--------------------------------------------------------------------------------
     Total Liabilities and Partners' Capital         $   976,200     $13,550,740
================================================================================




--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the six months ended May 31, 1999

                                         General         Limited
                                        Partners        Partners           Total
--------------------------------------------------------------------------------
Balance at November 30, 1998          $ (119,306)    $ 8,575,409     $ 8,456,103
Net income                               119,306       2,395,481       2,514,787
Distributions                                 --     (10,422,940)    (10,422,940)
--------------------------------------------------------------------------------
Balance at May 31, 1999               $       --     $   547,950     $   547,950
================================================================================

See accompanying notes to the consolidated financial statements.

3
COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE

----------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three months ended May 31,      Six months ended May 31,
                                            1999            1998            1999          1998
----------------------------------------------------------------------------------------------
Income
Rental                                $       --     $   704,034     $   241,652    $1,389,309
Interest                                 113,045           9,468         210,289        13,622
                                      --------------------------------------------------------
     Total Income                        113,045         713,502         451,941     1,402,931
----------------------------------------------------------------------------------------------
Expenses
Property operating                            --         288,102         237,654       618,555
Depreciation and amortization                 --         271,294              --       567,747
Interest expense                              --          90,945          29,093       180,466
General and administrative               160,569          34,029         311,560        98,987
Bad debts                                 31,498              --          31,498            --
                                      --------------------------------------------------------
     Total Expenses                      192,067         684,370         609,805     1,465,755
                                      --------------------------------------------------------
     Net Income (Loss) before gain
     on sale of real estate              (79,022)         29,132        (157,864)      (62,824)
Gain on sale of real estate                   --              --       2,672,651            --
----------------------------------------------------------------------------------------------
     Net Income (Loss)                $  (79,022)    $    29,132     $ 2,514,787    $  (62,824)
==============================================================================================
Net Income (Loss) Allocated:
To the General Partners               $       --     $     2,995     $   119,306    $    3,820
To the Limited Partners                  (79,022)         26,137       2,395,481       (66,644)
----------------------------------------------------------------------------------------------
                                      $  (79,022)    $    29,132     $ 2,514,787    $  (62,824)
==============================================================================================
Per limited partnership unit
(56,341 outstanding)                     $ (1.40)          $ .46         $ 42.52       $ (1.18)
----------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

4
COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended May 31,

                                                             1999           1998
--------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                                      $2,514,787     $  (62,824)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
  Gain on sale of real estate                          (2,672,651)            --
  Depreciation                                                 --        507,688
  Amortization                                                 --         60,059
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
     Restricted cash                                      601,805             20
     Accounts receivable                                   84,633         10,727
     Prepaid expenses and other assets                     40,641       (140,422)
     Other assets                                          36,955             --
     Deferred rent receivable                                  --         28,006
     Accounts payable and accrued expenses               (495,068)        74,202
     Due to affiliates, net                            (1,710,184)        85,628
                                                       -------------------------
Net cash provided by (used for) operating activities   (1,599,082)       563,084
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sale of real estate                      14,992,536             --
Additions to real estate                                       --        (34,780)
                                                       -------------------------
Net cash provided by (used for) investing activities   14,992,536        (34,780)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Mortgage principal payments                            (2,352,981)       (73,614)
Cash distributions                                    (10,422,940)            --
                                                       -------------------------
Net cash used for financing activities                (12,775,921)       (73,614)
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                 617,533        454,690
Cash and cash equivalents, beginning of period            259,141        133,958
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $  876,674     $  588,648
================================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest               $  128,499     $   97,165
--------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the sale of real estate, mortgage
costs in the amount of $35,247 were netted against
gain on sale of real estate in 1999.

Adjustment of real estate held for investment          $ (108,144)    $       --
Adjustment of accounts payable and accrued expenses       108,144             --
                                                       -------------------------
                                                       $       --     $       --
--------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated tenant improvements     $       --     $  381,443
--------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

5
COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of May 31, 1999 and the results of operations and cash flows for the six months ended May 31, 1999 and 1998 and the statement of changes in partners' capital (deficit) for the six months ended May 31, 1999.

The General Partners engaged a nationally recognized real estate brokerage firm to assist in the marketing of Crosswest Office Center ("Crosswest"). Accordingly, the Partnership's remaining real estate assets, deferred rent receivable and prepaid leasing costs were reclassified on the consolidated balance sheets at August 31, 1998 to "Real estate assets held for disposition." The Partnership has also suspended recording depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." On December 29, 1998, Crosswest was sold for a selling price of approximately $12.3 million net of existing mortgage debt and closing adjustments, which resulted in a gain of approximately $2.6 million which has been reflected in the Consolidated Statement of Operations.

As a result of the sale of Crosswest, the Partnership paid a cash distribution to Limited Partners of approximately $10.4 million on May 14, 1999.

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

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

In June 1998, the General Partners engaged a nationally recognized real estate brokerage firm to assist in the marketing of Crosswest. Crosswest was sold on December 29, 1998 to Crosswest Associates, L.P. (the "Buyer") for net proceeds of approximately $12.3 million. As a result of the sale, the General Partners paid a cash distribution of approximately $10.4 million, representing a portion of the net sales proceeds. The remaining proceeds will be used to pay the Partnership's liabilities and expenses through dissolution and to establish a reserve for contingencies. Any cash remaining after the payment of these items and establishment of reserves will be distributed upon the dissolution of the Partnership which is expected to occur in the fourth quarter of 1999.

The Partnership had cash and cash equivalents at May 31, 1999 of $876,674 compared with $259,141 at November 30, 1998. The increase is primarily attributable to net proceeds from the sale of Crosswest. At May 31, 1999, the Partnership's restricted cash balance was $-0- compared with $601,805 at November 30, 1998. The decrease is attributable to the transfer of tenant security deposits upon the sale of Crosswest.

Prepaid expenses totaled $15,455 at May 31, 1999, compared with $56,096 at November 30, 1998. The decrease was primarily due to the decrease in prepaid real estate taxes resulting from the sale of Crosswest. Accounts payable and accrued expenses totaled $127,903 at May 31, 1999 compared with $731,125 at November 30, 1998. The decrease is primarily attributable to decreases in accrued property expenses, security deposits, and payables related to improvements to Crosswest.

Other assets totaled $75,918 at May 31, 1999, compared with $112,873 at November 30, 1998. Included in other assets is a receivable in the amount of $74,639, net of related expenses for real estate taxes, which are expected to be refunded by October 31, 1999.

Due to affiliates totaled $300,347 at May 31, 1999, compared with $2,010,531 at November 30, 1998. The decrease mainly reflects the reimbursement of certain fees and expenses which were previously made by the General Partners during the origination of the Partnership. Since the full amount of units offered was not sold, insufficient funds were raised to meet the Partnership's commitments with respect to the acquisition and lease-up of the properties. In order to meet these commitments, the General Partners postponed reimbursement of certain fees and expenses. Funds made available from the sale of Crosswest were used to pay such amounts due to affiliates.

On December 29, 1998, the mortgage payable of $2,352,981 was paid from the proceeds of the sale of Crosswest.

Results of Operations
---------------------

Partnership operations resulted in net loss of $79,022 for the three months ended May 31, 1999 and net income of $2,514,787 for the six months ended May 31, 1999, compared with net income of $29,132 for the three months ended May 31, 1998 and net loss of $62,824 for the six months ended May 31, 1998. The change from net loss to net income for the six months ended May 31, 1998 to May 31, 1999 is primarily attributable to the sale of Crosswest.

Rental income totaled $-0- and $241,652 for the three and six months ended May 31, 1999, compared with $704,034 and $1,389,309 for the three and six months ended May 31, 1998. The decrease is attributable to the disposition of Crosswest. Interest income totaled $113,045 and $210,289 for the three and six months ended May 31, 1999 compared with $9,468 and $13,622 for the corresponding period in 1998. The increase is primarily due to higher average cash balances.

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE

Property operating expenses totaled $-0- and $237,654 for the three and six months ended May 31, 1999, compared with $288,102 and $618,555 for the three and six months ended May 31, 1998. The decrease primarily reflects reductions in all operating expense categories due to the sale of Crosswest.

Interest expense for the three and six months ended May 31, 1999 decreased from the corresponding period in 1998, reflecting the payoff of the mortgage balance upon the sale of Crosswest. General and administrative expenses totaled $160,569 and $311,560 for the three and six months ended May 31, 1999, compared with $34,029 and $98,987 for the three and six months ended May 31, 1998. The increases are primarily attributable to marketing fees and post closing adjustments relating to the sale of Crosswest.

Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a)  Exhibits -

                (27)  Financial Data Schedule

           (b)  Reports on Form 8-K
                -------------------

                No reports on Form 8-K were filed during the three months ended May 31, 1999.

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



                          COMMERCIAL PROPERTIES 4, L.P.


                          BY: CP4 REAL ESTATE SERVICES INC.
                              A General Partner


Date:  July 14, 1999          BY:    /s/Michael T. Marron
                                     -------------------------------------
                              Name:  Michael T. Marron
                              Title: President and Chief Financial Officer