Form 10-Q
period 1999-08-31
COMMERCIAL PROPERTIES 4 L P
filed 1999-10-15
CIK 759852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     X         Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                 For the Quarterly Period Ended August 31, 1999
                                                ---------------
    or

              Transition Report Pursuant to Section 13 or 15(d) of
----------            the Securities Exchange Act of 1934

             For the Transition period from            to
                                            ----------    ----------


                         Commission File Number: 0-14342
                                                 -------


                          COMMERCIAL PROPERTIES 4, L.P.
                          -----------------------------
              Exact Name of Registrant as Specified in its Charter


           Virginia                                       11-2711361
           --------                                       ----------
State or Other Jurisdiction of
Incorporation or Organization                 I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY   Attn.:  Andre Anderson                       10285
-------------------------------------                       -----
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

------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                            At August 31,   At November 30,
                                                                    1999              1998
------------------------------------------------------------------------------------------
Assets
Real estate assets held for disposition                         $     --       $12,428,039
Cash and cash equivalents                                        836,180           259,141
Restricted cash                                                       --           601,805
Accounts receivable, net of allowance for
  doubtful accounts of $31,328 in 1999                                --            92,786
Prepaid expenses and other receivables                            15,455            56,096
Other assets, net of accumulated amortization
  of $-0- in 1999 and $90,051 in 1998                             73,232           112,873
------------------------------------------------------------------------------------------
      Total Assets                                              $924,867       $13,550,740
==========================================================================================
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Mortgage note payable                                         $     --       $ 2,352,981
  Accounts payable and accrued expenses                          120,635           731,125
  Due to affiliates, net                                         323,515         2,010,531
                                                                --------------------------
      Total Liabilities                                          444,150         5,094,637
                                                                --------------------------
Partners' Capital (Deficit):
  General Partners                                                    --          (119,306)
  Limited Partners (56,341 units outstanding)                    480,717         8,575,409
                                                                --------------------------
      Total Partners' Capital                                    480,717         8,456,103
------------------------------------------------------------------------------------------
      Total Liabilities and Partners' Capital                   $924,867       $13,550,740
==========================================================================================


------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
For the nine months ended August 31, 1999
                                                   General         Limited
                                                  Partners        Partners           Total
------------------------------------------------------------------------------------------
Balance at November 30, 1998                     $(119,306)   $  8,575,409    $  8,456,103
Net income                                         119,306       2,328,248       2,447,554
Distributions                                           --     (10,422,940)    (10,422,940)
------------------------------------------------------------------------------------------
Balance at August 31, 1999                       $      --    $    480,717    $    480,717
==========================================================================================

See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE

------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
                               Three months ended August 31,   Nine months ended August 31,
                                           1999        1998             1999          1998
------------------------------------------------------------------------------------------
Income
Rental                                 $     --    $733,214         $241,652    $2,122,523
Interest                                 10,117       7,185          220,406        20,807
                                       ---------------------------------------------------
      Total Income                       10,117     740,399          462,058     2,143,330
------------------------------------------------------------------------------------------
Expenses
Property operating                           --     284,040          237,654       902,595
Depreciation and amortization                --       4,486               --       572,233
Interest expense                          3,232      90,219           32,325       270,685
General and administrative               74,118     119,443          385,678       218,430
Bad debts                                    --          --           31,498            --
                                       ---------------------------------------------------
      Total Expenses                     77,350     498,188          687,155     1,963,943
      Net Income (Loss) before gain
      on sale of real estate            (67,233)    242,211         (225,097)      179,387
Gain on sale of real estate                  --          --        2,672,651            --
------------------------------------------------------------------------------------------
      Net Income (Loss)                $(67,233)   $242,211       $2,447,554    $  179,387
==========================================================================================
Net Income (Loss) Allocated:
To the General Partners                $     --    $  4,845       $  119,306    $    8,665
To the Limited Partners                 (67,233)    237,366        2,328,248       170,722
------------------------------------------------------------------------------------------
                                       $(67,233)   $242,211       $2,447,554    $  179,387
==========================================================================================
Per limited partnership unit
(56,341 outstanding)                    $ (1.19)     $ 4.21          $ 41.32        $ 3.03
------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE

------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended August 31,
                                                                      1999            1998
------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                                             $  2,447,554       $ (62,824)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
  Gain on sale of real estate                                   (2,672,651)             --
  Depreciation                                                          --         507,688
  Amortization                                                          --          60,059
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Restricted cash                                                601,805              20
    Rent receivable                                                 92,786          10,727
    Prepaid expenses and other assets                               40,641        (140,422)
    Other assets                                                    39,641              --
    Deferred rent receivable                                            --          28,006
    Accounts payable and accrued expenses                         (502,336)         74,202
    Due to affiliates, net                                      (1,687,016)         85,628
                                                              ----------------------------
Net cash provided by (used for) operating activities            (1,639,576)        563,084
------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sale of real estate                               14,992,536              --
Additions to real estate                                                --         (34,780)
                                                              ----------------------------
Net cash provided by (used for) investing activities            14,992,536         (34,780)
------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Mortgage principal payments                                     (2,352,981)        (73,614)
Cash distributions                                             (10,422,940)             --
                                                              ----------------------------
Net cash used for financing activities                         (12,775,921)        (73,614)
------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                          577,039         454,690
Cash and cash equivalents, beginning of period                     259,141         133,958
------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $    836,180       $ 588,648
==========================================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                      $    128,499       $  97,165
------------------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the sale of real estate, mortgage costs
in the amount of $35,247 were netted against gain on sale
of real estate in 1999.

Adjustment of real estate held for investment                 $   (108,154)      $      --
Adjustment of accounts payable and accrued expenses                108,154              --
                                                              ----------------------------
                                                              $         --       $      --
------------------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated tenant improvements            $         --       $ 381,443
------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of August 31, 1999 and the results of operations and cash flows for the nine months ended August 31, 1999 and 1998 and the statement of changes in partners' capital (deficit) for the nine months ended August 31, 1999.

The Partnership's remaining real estate assets, deferred rent receivable and prepaid leasing costs were reclassified on the consolidated balance sheets at August 31, 1998 to "Real estate assets held for disposition." The Partnership also suspended recording depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." On December 29, 1998, the Partnership's remaining property, Crosswest Office Center ("Crosswest") was sold for a selling price of approximately $12.3 million net of existing mortgage debt and closing adjustments, which resulted in a gain of approximately $2.6 million which has been reflected in the Consolidated Statement of Operations.

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

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's final property, Crosswest, was sold on December 29, 1998 to an unaffiliated buyer, Crosswest Associates, L.P. (the "Buyer") for net proceeds of approximately $12.3 million. As a result of the sale, the General Partners paid a cash distribution of approximately $10.4 million, representing a portion of the net sales proceeds. The remaining proceeds will be used to pay the Partnership's liabilities and expenses through dissolution and to establish a reserve for contingencies. Any cash remaining after the payment of these items and establishment of reserves will be distributed upon the dissolution of the Partnership which is expected to occur in the fourth quarter of 1999.

The Partnership had cash and cash equivalents at August 31, 1999 of $836,180 compared with $259,141 at November 30, 1998. The increase is primarily attributable to net proceeds from the sale of Crosswest. At August 31, 1999, the Partnership's restricted cash balance was $-0- compared with $601,805 at November 30, 1998. The decrease is attributable to the transfer of tenant security deposits upon the sale of Crosswest.

Prepaid expenses totaled $15,455 at August 31, 1999, compared with $56,096 at November 30, 1998. The decrease was primarily due to the decrease in prepaid real estate taxes resulting from the sale of Crosswest. Accounts payable and accrued expenses totaled $120,635 at August 31, 1999 compared with $731,125 at November 30, 1998. The decrease is primarily attributable to decreases in accrued property expenses, security deposits, and payables related to improvements to Crosswest.

Other assets totaled $73,232 at August 31, 1999, compared with $112,873 at November 30, 1998. Included in other assets is a receivable in the amount of $73,004, net of related expenses for real estate taxes, which are expected to be refunded by October 31, 1999.

Due to affiliates totaled $323,515 at August 31, 1999, compared with $2,010,531 at November 30, 1998. The decrease mainly reflects the reimbursement of certain fees and expenses which were previously made by the General Partners during the origination of the Partnership. Since the full amount of units offered was not sold, insufficient funds were raised to meet the Partnership's commitments with respect to the acquisition and lease-up of the properties. In order to meet these commitments, the General Partners postponed reimbursement of certain fees and expenses. Funds made available from the sale of Crosswest were used to pay such amounts due to affiliates.

On December 29, 1998, the mortgage payable of $2,352,981 was paid from the proceeds of the sale of Crosswest.

Results of Operations
---------------------

Partnership operations resulted in net loss of $67,233 for the three months ended August 31, 1999 and net income of $2,447,554 for the nine months ended August 31, 1999, compared with net income of $242,211 for the three months ended August 31, 1998 and net income of $179,387 for the nine months ended August 31, 1998. The increase in net income for the nine months ended August 31, 1999 is primarily attributable to the sale of Crosswest.

COMMERCIAL PROPERTIES 4, L.P.
AND CONSOLIDATED VENTURE


Rental income totaled $-0- and $241,652 for the three and nine months ended August 31, 1999, compared with $733,214 and $2,122,523 for the three and nine months ended August 31, 1998. The decrease is attributable to the disposition of Crosswest. Interest income totaled $10,117 and $220,406 for the three and nine months ended August 31, 1999 compared with $7,185 and $20,807 for the corresponding period in 1998. The increase is primarily due to higher average cash balances.

Property operating expenses totaled $-0- and $237,654 for the three and nine months ended August 31, 1999, compared with $284,040 and $902,595 for the three and nine months ended August 31, 1998. The decrease primarily reflects reductions in all operating expense categories due to the sale of Crosswest.

Interest expense for the three and nine months ended August 31, 1999 decreased from the corresponding period in 1998, reflecting the payoff of the mortgage balance upon the sale of Crosswest. General and administrative expenses totaled $74,118 and $385,678 for the three and nine months ended August 31, 1999, compared with $119,443 and $218,430 for the three and nine months ended August 31, 1998. The increase for the nine months ended August 31, 1999 is primarily attributable to marketing fees and post closing adjustments relating to the sale of Crosswest.


Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (27)  Exhibits -

                  (27)  Financial Data Schedule

            (b)   Reports on Form 8-K -

                  No reports on Form 8-K were filed during the three months ended August 31, 1999.

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



                               COMMERCIAL PROPERTIES 4, L.P.


                               BY: CP4 REAL ESTATE SERVICES INC.
                                   A General Partner


Date:  October 15, 1999            BY:    /s/Michael T. Marron
                                          -------------------------------------
                                   Name:  Michael T. Marron
                                   Title: President and Chief Financial Officer